Form 10-Q
period 1995-09-30
HARBOURTON FINANCIAL SERVICES L P
filed 1995-11-14
CIK 820167

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               -----------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  ------------

Commission File Number 1-9742
                       ------

                       HARBOURTON FINANCIAL SERVICES L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               52-1573349
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

7926 Jones Branch Rd., Suite 700, McLean, VA                           22102
--------------------------------------------                         ----------
 (Address of principal executive offices)                            (Zip Code)

      Registrant's telephone number, including area code: (703) 821-0875
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
  Preferred Units                               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X       No
                                           ---------      ---------

  Number of units outstanding of registrant's Preferred Units at September 30,
                              1995 was 41,902,891.

                       HARBOURTON FINANCIAL SERVICES L.P.

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1995

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
                                     PART I.  FINANCIAL INFORMATION

Item     1.      Financial Statements

                 Consolidated Balance Sheets as of September 30, 1995
                   (unaudited) and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .      3

                 Consolidated Statements of Operations (unaudited) for the three and
                   nine months ended September 30, 1995 and September 30, 1994  . . . . . . . . . .      4

                 Consolidated Statements of Cash Flows (unaudited) for the nine
                   months ended September 30, 1995 and September 30, 1994 . . . . . . . . . . . . .      5

                 Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . .      7

Item     2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .      24

                                     PART II.  OTHER INFORMATION

                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39

              HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    (Unaudited)
                                                                   September 30,  December 31,
                                                                       1995           1994
                                                                       ----           ----
ASSETS
    Cash and cash equivalents, including restricted cash of $110
      and $0, respectively                                            $  7,585      $  1,670
    Mortgage loans held for sale, net                                  180,104        45,237
    Mortgage loans held for investment                                   1,802         1,084
    Short-term investments                                              10,000            --
    CMO bonds, residual interests and investment securities              2,771           424
    Notes receivable - affiliates                                        1,022           988
    Advances receivable, net                                            21,602        22,252
    Mortgage servicing rights, net of accumulated amortization of
      $18,855 and $13,489, respectively                                 70,375        33,899
    Deferred acquisition, transaction and loan costs, net of
      accumulated amortization of $1,114 and $598, respectively          2,781         1,394
    Property, equipment and leasehold improvements, net of
      accumulated amortization of $2,952 and $1,338, respectively        3,836         2,969
    Investment in affiliates                                                --         1,907
    Excess cost over identifiable tangible and intangible assets acquired, net of accumulated amortization of $379 and $85,
      respectively                                                       5,497           540
    Other assets                                                         7,591         3,837
                                                                      --------      --------
TOTAL ASSETS                                                          $314,966      $116,201
                                                                      ========      ========

LIABILITIES AND PARTNERS'  CAPITAL

Liabilities:
    Installment purchase obligations - servicing                      $ 15,445      $  1,074
    Foreclosure reserves                                                 8,332         5,980
    Lines of credit                                                    179,280        54,065
    Term loans                                                          39,282        22,333
    Notes payable - affiliates                                          11,345           600
    Due to affiliates                                                    1,076            46
    Accounts payable and other liabilities                               8,075         6,334
                                                                      --------      --------
    Total Liabilities                                                  262,835        90,432

PARTNERS' CAPITAL                                                       52,131        25,769
                                                                      --------      --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $314,966      $116,201
                                                                      ========      ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

              HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED) (IN THOUSANDS)

                                                                    Three Months Ended          Nine Months Ended
                                                                    ------------------          -----------------
                                                                       September 30,              September 30,
                                                                       -------------              -------------
                                                                    1995           1994         1995          1994
                                                                    ----           ----         ----          ----
REVENUES
    Loan servicing fees                                            $ 5,188        $4,755      $14,110       $10,080
    Sub-servicing fees received from affiliates                         --            --           --           233
    Ancillary income                                                 1,569         1,240        4,466         2,708
    Gain on sale of defaulted loans to affiliates                      361            --          907           250
    Investment income net of interest expense on escrows             1,103           891        3,170         2,639
                                                                   -------        ------      -------       -------
         Total servicing revenue                                     8,221         6,886       22,653        15,910

    Gain (loss) on sale of mortgage loans and related mortgage
      servicing rights                                               2,064          (432)       2,603         5,039
    Interest income, net of related warehouse interest expense         426           112          887           783
    Other production income                                          1,242            55        1,573           147
                                                                   -------        ------      -------       -------
         Total production income (loss) - gross                      3,732          (265)       5,063         5,969

    Other investment and interest income                               195           184          161           259
                                                                   -------        ------      -------       -------
         Total Revenue                                              12,148         6,805       27,877        22,138

EXPENSES
    Servicing costs                                                  1,476         1,839        4,322         4,183
    Prepayment costs and interest curtailments                         295           154        1,129           501
    Provision for foreclosure losses                                 1,381           627        2,765         1,281
    Amortization of mortgage servicing rights                        2,203         1,655        5,366         5,073
                                                                   -------        ------      -------       -------
         Total servicing expenses                                    5,355         4,275       13,582        11,038

    Loan production and secondary marketing costs                    2,800           681        5,204         3,235
    General and administrative costs, including management fees and reimbursed costs to its general partner of $316, $75,
      $741, and $225, respectively                                   1,946         1,017        4,800         3,583
    Interest expense - term loans                                      695           254        1,611           658
    Other interest expense-affiliates, net of interest income-
      affiliates of $30, $89, $155 and $143, respectively              426           176          951           268
    Other amortization and depreciation                                482           105        1,374           321
                                                                   -------        ------      -------       -------
         Total Expenses                                             11,704         6,508       27,522        19,103

NET INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES AND GAIN ON
         BULK SALE OF SERVICING                                        444           297          355         3,035
                                                                   -------        ------      -------         -----
Equity in earnings of affiliates                                        --          (170)        (255)         (186)
Gain on bulk sale of servicing                                          --            --        9,148         2,957
                                                                   -------        ------      -------        ------

NET INCOME                                                         $   444        $  127      $ 9,248       $ 5,806
                                                                   =======        ======      =======       =======

Net Income per Preferred Unit (including series B), based on
31,689,230; 30,087,826; 35,778,744; 30,087,826 Preferred
Units, respectively                                                $   .01        $  .00       $  .26        $  .19
                                                                   =======        ======       ======        ======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

              HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)

                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                         1995              1994
                                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                         $   9,248        $   5,806

    Adjustments to reconcile net income to net cash flows from operating activities:
         Gain on bulk sale of servicing                                                   (9,148)          (2,957)
         Gain on sale of defaulted loans
                                                                                            (907)            (250)
         Gain on sale of retained servicing                                               (3,638)
         Unrealized loss on CMO bonds and residual interests                                 245               --
         Amortization and depreciation
                                                                                           6,740            5,394
         Amortization of CMO bonds, residual interests and investment
           securities                                                                        680               --

         Equity in earnings from affiliates                                                  255              186
         Provision for foreclosure losses                                                  2,765            1,281
         Changes in operating assets and liabilities:
             Mortgage loans held for sale and investment, net                           (124,386)         118,937
             Advances receivable                                                           3,685              159
             Other assets                                                                  3,458              529
             Due to/from affiliates                                                        1,074           (2,006)
             Accounts payable and other liabilities                                           17           (4,527)
                                                                                       ---------        ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                (109,912)         122,552
NET CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from bulk sale of servicing                                                   9,148            4,058
    Net acquisition of mortgage servicing rights                                          (4,870)         (13,584)
    Purchase of short-term investments                                                   (10,000)              --
    Decrease (increase) in notes receivable - affiliates                                      32           (4,753)
    Increase in restricted cash                                                             (110)              --
    Funding of deferred acquisition and transaction costs                                 (1,775)            (480)
    Purchases of property and equipment                                                   (1,087)            (407)
    Funding of acquisition advances                                                           --           (3,641)
    Cash acquired in Exchange Transaction                                                  2,715               --
                                                                                       ---------        ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                                  (5,947)         (18,807)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on term loans                                                     (31,602)          (2,571)
    Term debt advances                                                                    41,350           20,308
    Partner distributions                                                                     --           (8,982)
    Payment on partner notes receivable                                                      300              257
    Net (repayments) borrowings on lines of credit                                       103,743         (112,783)
    Net (repayments) borrowings from notes payable - affiliates                            7,873           (8,594)
                                                                                      ----------        ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                                 121,664         (112,365)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5,805           (8,620)
CASH AND CASH EQUIVALENTS, EXCLUDING RESTRICTED CASH, AT BEGINNING OF PERIOD               1,670            9,721
                                                                                      ----------        ---------
CASH AND CASH EQUIVALENTS, EXCLUDING RESTRICTED CASH, AT END OF PERIOD                $    7,475        $   1,101
                                                                                      ==========        =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

              HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           (UNAUDITED) (IN THOUSANDS)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                     1995               1994
                                                                                     ----               ----
NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
Acquisition and consolidation of HBT, TMC, HFC, and TMC Mortgage Corp., net of cash acquired:
    Mortgage loans held for sale, net                                               12,922                --
    Mortgage loans held for investment                                                 222                --
    CMO bonds and residual interests                                                 3,177                --
    Notes receivable - affiliates                                                      314                --
    Advances receivable                                                              5,875                --
    Mortgage servicing rights, net                                                  16,631                --
    Deferred acquisition and loan costs, net                                            86                --
    Property and equipment, net                                                        468                --
    Investment in affiliates                                                        (1,652)               --
    Excess cost over identifiable tangible and intangible assets acquired            4,923                --
    Other assets                                                                     7,212                --
                                                                                   -------
         Total Assets                                                               50,178                --

    Foreclosure reserves                                                             3,334                --
    Warehouse / foreclosure lines of credit and other short-term
         funding obligations                                                        11,890                --
    Term loans                                                                       7,202                --
    Short-term borrowings                                                            9,582                --
    Notes payable - affiliates                                                       5,588                --
    Due to affiliates                                                                  (44)               --
    Accounts payable and other liabilities                                           1,724                --
                                                                                   -------
         Total Liabilities                                                          39,276                --

Contribution of investment in affiliate                                                 --             2,221
Installment purchases of mortgage servicing rights                                 (14,371)            9,902
Distribution to affiliates                                                          (6,284)               --
Conversion of debt in exchange for preferred units                                   9,000                --
Unrealized gain (loss) on available for sale securities                               (146)               53
Contribution of investment in settlement of note receivable from affiliate             249                --

Allocation of purchase price in connection with purchase of management interest:
    Purchased servicing rights                                                         389                --
    Excess cost over identifiable tangible and intangible assets acquired              238                --
                                                                                   -------            ------
                                                                                   $   627            $   --


The accompanying notes are an integral part of these unaudited consolidated financial statements.

              HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994


Note 1.  Description of Business and Organization

Harbourton Financial Services L.P. ("HBT" or the "Partnership") was created pursuant to a Certificate of Limited Partnership filed with the Secretary of the State of Delaware on August 12, 1987 and a limited partnership agreement (the "HBT Agreement") dated as of August 12, 1987. Harbourton Mortgage Corporation (the "General Partner") was incorporated in the State of Delaware on August 12, 1987. The General Partner at all times has at least a 1% interest in HBT. The General Partner manages the business and affairs of HBT and has exclusive authority to act on behalf of HBT. HBT's termination date is December 31, 2050 unless sooner dissolved or terminated pursuant to the HBT Agreement.

Harbourton Assignor Corporation ("Assignor Limited Partner") is the sole limited partner of HBT. Pursuant to the HBT Agreement, the Assignor Limited Partner holds for the benefit of the holders of the Preferred Units all of the limited partnership interests underlying such Preferred Units. Each Preferred Unit is evidenced by a beneficial assignment certificate, which is issued by the Assignor Limited Partner and HBT in fully registered form. Each holder of a Preferred Unit is entitled to all of the economic rights and interests in the underlying limited partnership interest held by the Assignor Limited Partner, and each holder of a Preferred Unit has the right to direct the Assignor Limited Partner on voting and certain other matters with respect to such underlying limited partnership interests.

On August 5, 1994, Harbourton Holdings, L.P. ("Harbourton"), a Delaware limited partnership, acquired from JHM Capital Corporation ("JCC") (i) all of the issued and outstanding capital stock of the General Partner of HBT and (ii) all of the issued and outstanding Subordinated Units of HBT, pursuant to the terms of a definitive acquisition agreement (the "Transfer Agreement").

Pursuant to the Transfer Agreement and New York Stock Exchange rules, on March 14, 1995, HBT obtained the approval from existing Unitholders to issue to Platte Valley Servicing Co., L.P. ("PVSC"), an affiliate of Harbourton, 21,513,509 Preferred Units of HBT in exchange for PVSC's ownership interest of
(i) all of the issued and outstanding limited partnership interest of Harbourton Mortgage Co., L.P. (formerly Platte Valley Funding, L.P.) ("HMCLP") and (ii) all of the issued and outstanding capital stock of Harbourton Funding Corporation (formerly Platte Valley Funding Corporation) ("HFC"), the general partner of HMCLP (the "Harbourton Transaction"). Pursuant to an agreement dated October 1, 1994 (the "TMC Mortgage Agreement"), which was joined in by HBT with the unanimous consent of the independent directors of the General Partner, TMC Mortgage Corp. and two of its shareholders (the "TMC Parties") agreed to contribute to HBT their aggregate direct and indirect 50% interest in TMC Mortgage Co., L.P. ("TMC"), a partnership engaged in the origination and sale of mortgage loans in the eastern United States, in exchange for 829,119 Preferred Units (the "TMC Transaction"). On the same date, HMCLP agreed to include its 50% aggregate direct and indirect equity interest in TMC as part of the assets owned by it at the time of the consummation of the Harbourton Transaction (collectively, the "Exchange Transaction").

Upon the consummation of the Exchange Transaction, HMCLP became a subsidiary of HBT and TMC became a subsidiary of HBT, with an aggregate 50% equity interest owned by HBT and an aggregate 50% equity interest owned by HMCLP. The effect of the Exchange Transaction was that PVSC acquired approximately 75.7% of the issued and outstanding Preferred Units of HBT, and the TMC Parties acquired approximately 2.9% of the issued and outstanding Preferred Units. HBT has continued to exist in accordance with the provisions of the HBT Agreement, which was unchanged by the Exchange Transaction.

On July 31, 1995 the Partnership completed its acquisition of Western Sunrise Holdings, L.P. (the "Western Transaction") and its subsidiaries, Western Sunrise Mortgage Co., L.P. and its general partner Western Sunrise Mortgage Corporation (collectively "Western"). Western had been an affiliated mortgage originator and servicer headquartered in Sacramento, California and was a subsidiary of Harbourton. The purchase price for Western was approximately $15.7 million, and in exchange for Western, Harbourton received approximately
8.6 million Series B Preferred Units having generally the same rights as the outstanding Preferred Units. In addition, if the performance of the production operations of Western exceed certain projections during a 24 month period, Harbourton will receive additional preferred units. The Western Transaction was accounted for as a reorganization of entities under common control similar to a pooling-of-interests.

In conjunction with the Western Transaction, the Partnership merged Western into HMCLP. Simultaneously, the other mortgage banking subsidiary of the Partnership, TMC, was also merged into HMCLP and the Partnership transferred all of HBT's mortgage banking-related assets to HMCLP.

The Partnership's primary business activity is mortgage banking which consists of the origination, purchase, sale and servicing of residential mortgage loans, and the purchase and sale of servicing rights associated with such loans. The Partnership also holds investments in other mortgage related assets, including collateralized mortgage obligations ("CMOs") and residual interests in CMOs, some of which were held during 1994 by Harbourton REIT Corporation I (formerly JHM REIT Corporation I) ("REIT I"), a subsidiary of HBT. On March 10, 1995, REIT I was liquidated. The Partnership is an approved Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("Freddie Mac") licensee.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of HBT and HBT's subsidiaries, Western, TMC, HMCLP and its general partner, HFC. These entities are collectively referred to as the Partnership unless otherwise noted. The consolidated financial statements and notes reflect the Western Transaction for all periods presented in accordance with pooling-of-interests transactions. All intercompany accounts have been eliminated upon consolidation. Prior to March 31, 1995, HMCLP reflected its 50% interest in TMC, which was contributed to HMCLP by Harbourton on September 30, 1994, using the equity method of accounting.

The consolidated financial statements as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994 have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (normal recurring in nature) considered necessary to present fairly the consolidated balance sheet as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of HMCLP and Western at December 31, 1994.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand and in banks and short-term instruments with original maturities of three months or less.

Mortgage Loans Held for Sale - Mortgage loans held for sale are stated at the lower of aggregate cost, net of deferred loan production fees and costs, or market value.

Mortgage Loans Held for Investment - Mortgage loans held for investment are stated at the amount of unpaid principal, reduced by an allowance for loan losses if necessary, based upon management's evaluation of the economic conditions of borrowers, loan loss experience, collateral value and other relevant factors.

Short-term Investments - Short-term investments consist of highly liquid investments with original maturities of more than three months. The Partnership uses these short-term investments in its cash management program. Short-term investments are stated at cost plus accrued interest, which approximates market.

Advances Receivable - Funds advanced for the purpose of purchasing loans out of securitized mortgage loan pools and funds advanced for mortgagor escrow deficits, foreclosures and other investor requirements are recorded as advances receivable in the consolidated balance sheets. Such receivables are generally recoverable from the insurers or guarantors, which are generally government agencies, or the mortgagors through increased monthly payments, as applicable. A reserve for uncollectible items has been established for those receivables which management estimates are not recoverable.

Mortgage Servicing Rights - The Partnership capitalizes the cost of mortgage servicing rights and amortizes such costs in proportion to, and over the period of, estimated future undiscounted net servicing income. See also Note 4.

CMO Bonds, Residual Interests and Investment Securities - The Partnership classifies its CMO bonds and residual interests portfolio as trading securities since the securities are being held with the intent of selling them in the near term. Accordingly, such assets are stated at fair value and unrealized gains and losses are recognized in earnings.

The amortization of CMO bonds and residual interests is determined using the level yield method. The future expected yields of certain CMO bonds and residual interests are adjusted using management's estimate of floating interest rates based upon current market rates at the balance sheet date. CMO bonds have certain characteristics similar to CMO residual interests, and, therefore, are classified together in the accompanying consolidated financial statements.

Deferred Acquisition, Transaction and Loan Costs - Deferred loan costs are amortized over the life of the term loan or agreement using the effective interest method. Deferred acquisition and transaction costs are amortized over a period of five years using the straight-line method.

Property, Equipment and Leasehold Improvements - Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets' useful lives, which are estimated to be 30 years for depreciable real property and 2 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized using the straight-line method over the lease life.

Investment in Affiliates - At December 31, 1994, HMCLP recorded its investment in affiliates based on the equity method of accounting. HMCLP's carrying amount of its investment in affiliates exceeded its underlying equity in net assets by approximately $1.1 million for which amortization of $18 thousand has been recognized in the accompanying statement of operations for the three months ended March 31, 1995. Excess cost is amortized on a straight-line basis over a period of 15 years.

Excess Cost Over Identifiable Tangible and Intangible Assets Acquired - Excess cost over identifiable tangible and intangible assets acquired is amortized using the straight-line method over 15 years.

Loan Servicing Fees - Loan servicing fees are based on a contractual percentage of the unpaid principal balance of the related loans and are recognized in income as earned. Loan servicing expenses are charged to operations as incurred.

Loan Production Fees and Costs - Certain direct loan production fees and costs associated with mortgage loans held for sale are deferred until the related loans are sold.

Foreclosure Reserves - Foreclosure reserves are maintained to provide for an estimate of the losses associated with delinquent loans and loans in foreclosure or bankruptcy ("Defaulted Loans"). The reserves are established based on management's expectations and historical loss experience and are adjusted periodically through charges to current operations to reflect changes in the Defaulted Loans, net of actual charge-offs. The Partnership establishes foreclosure reserves related to Defaulted Loans for each purchased servicing asset at the time of acquisition in accordance with its existing reserve policy.

Income Taxes - The Partnership is a limited partnership and is not liable for federal income taxes, however, individual unitholders have liability for income taxes. The Partnership could be taxed as a corporation for federal income tax purposes for its tax year beginning on January 1, 1998. Commencing with the 1998 tax year, (i) Unitholders may recognize gain on the deemed distribution of stock of the "new" corporation on January 1, 1998; (ii) the taxable income of the Partnership could be subject to corporate income tax; (iii) distributions to Unitholders would be treated as dividends to the extent of the current or accumulated earnings and profits of the Partnership and (iv) Unitholders would not report income, gains or losses recognized by the Partnership on their tax returns.

During the year ended December 31, 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, the Partnership is required to provide deferred taxes on any temporary differences between the basis of its assets and liabilities for financial reporting and income tax purposes that are anticipated to exist after the Partnership is treated as a corporation. As of September 30, 1995, no deferred taxes had been recorded as the Partnership's management believes that the Partnership would have a net deferred tax asset for which collectibility is not probable.

SFAS No. 107 - In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), which is effective for the Partnership in its fiscal year ending after December 15, 1995. SFAS No. 107 requires that companies disclose the fair value of financial instruments, where practicable, and the method(s) and significant assumptions used to estimate those fair values. The Partnership will adopt the new standard for the year ended December 31, 1995.

SFAS No. 119 - In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments ("SFAS No. 119"), which is effective for the Partnership in its fiscal year ending after December 15, 1995. SFAS No. 119 requires additional disclosures about derivative financial instruments and how companies use them. The Partnership will adopt the new standard for the year ended December 31, 1995.

Note 3.          Mortgage Servicing Portfolio

The Partnership's mortgage servicing and subservicing portfolio included loans in all fifty states and the District of Columbia. The following table shows the geographic concentration of the mortgage servicing portfolio:

                              September 30,                         December 31,
                                  1995                                  1994
                                  ----                                  ----
California                        27.8%                                 26.0%
Texas                              9.0%                                  9.2%
Florida                            9.0%                                  8.9%
Colorado                           4.5%                                  6.1%
Other*                            49.7%                                 49.8%
                                 -----                                 -----
Total                            100.0%                                100.0%

* Loans from no other state exceed 5% of the principal balance of loans in the portfolio in either year.

The Partnership's servicing and subservicing portfolio (unpaid principal balances and number of loans) was comprised of the following (in thousands except number of loans):

                                                September 30, 1995                         December 31, 1994
                                           ----------------------------               -------------------------
                                           Principal          Number of               Principal       Number of
                                            Balance             Loans                  Balance          Loans
Servicing:
   GNMA Loans                              $3,030,045           58,501               $3,129,359         59,169
   Non-GNMA Loans                           1,430,872           16,869                  921,171         12,786
                                           ----------          -------               ----------         ------
Total Servicing                             4,460,917           75,370                4,050,530         71,955

Subservicing:
   Subserviced for affiliates                 143,534            2,497                1,077,235         15,920
   Subserviced for others                     134,778            1,428                   98,702          1,038
                                           ----------          -------               ----------         ------
Total Subservicing                            278,312            3,925                1,175,937         16,958

GNMA Loans subserviced by others
                                            1,418,272           25,186                       --             --
                                           ----------          -------               ----------         ------

Total Portfolio                            $6,157,501          104,481               $5,226,467         88,913
                                           ==========          =======               ==========         ======

As of September 30, 1995 and December 31, 1994, the total GNMA loans serviced and subserviced include loans insured by the FHA of 43,906 and 44,099, respectively, and loans guaranteed by the VA of 14,893 and 15,269, respectively. In addition, at September 30, 1995, the Partnership services 1,426 FHA loans for FNMA which are potentially subject to the same losses experienced on GNMA FHA loans that complete the foreclosure process and are conveyed to FHA. At December 31, 1994, loans subserviced for affiliates consisted of loans subserviced for HBT (prior to the Exchange Transaction).

Non-GNMA loans serviced by the Partnership are generally securitized through FNMA or FHLMC programs on a non-recourse basis, whereby foreclosure losses are generally the responsibility of FNMA or FHLMC and not of the Partnership. Similarly, the GNMA loans serviced by the Partnership are securitized through GNMA programs, whereby the Partnership is insured against loss by the FHA or partially guaranteed against loss by the VA. In addition, the Partnership is not responsible for foreclosure losses associated with loans subserviced for others.

In connection with mortgage servicing and subservicing activities, the Partnership segregates tax and insurance ("T&I") escrow and principal and interest ("P&I") custodial funds in separate trust accounts maintained at federally insured financial institutions and excludes these balances from its consolidated balance sheet. As of September 30, 1995 and December 31, 1994, these T&I and P&I balances averaged approximately $95.6 million and $75.7 million, respectively.

At September 30, 1995, errors and omissions and fidelity bond insurance coverage was $7.5 million and $7.5 million, respectively.

In conjunction with the performance of mortgage banking activities, the Partnership is subject to minimum net worth requirements established by GNMA, FNMA, Freddie Mac and HUD. At September 30, 1995, the Partnership's eligible net worth exceeded these requirements.

Note 4.   Mortgage Servicing Rights

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights--An amendment of FASB Statement No. 65 ("SFAS No. 122"), which is effective for fiscal years beginning after December 15, 1995, with earlier application encouraged. SFAS No. 122, however, prohibits retroactive application to prior years. SFAS No. 122, among other things, modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises. The change eliminates the separate treatment of servicing rights acquired through loan origination and those acquired through purchase transactions, as previously required under SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Accordingly, the Partnership's consolidated financial statements for 1994 were accounted for under SFAS No. 65. The Partnership adopted SFAS No. 122 in the quarter ended September 30, 1995 and its consolidated financial statements for the first and second quarters of 1995 were restated to reflect the impact of adopting SFAS No. 122. The overall impact on the Partnership's consolidated financial statements of adopting SFAS No. 122 was an increase in net earnings for the three and nine months ended September 30, 1995 of $2.7 million and $3.5 million, or $0.07 and $0.12 per Preferred Unit, respectively.

SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. The fair value of the mortgage servicing rights created during the nine months ended September 30, 1995 was determined by an independent third-party valuation based on market characteristics during the quarter in which the mortgage servicing rights were created.

SFAS No. 122 also requires that all capitalized mortgage servicing rights ("MSRs") be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. In determining servicing value impairment at the end of the quarter, the mortgage servicing portfolio was disaggregated into its predominant risk characteristics. The Partnership has determined those risk characteristics to be loan type and interest rate. These segments of the portfolio were then valued by an independent third party to determine the fair value of the MSRs. The fair value was then compared with the book value of each segment to determine if a reserve for impairment was required. As of September 30, 1995 no such valuation allowance was required.

The following table presents a summary rollforward of the Partnership's mortgage servicing rights, net of accumulated amortization (in thousands):

Balance, at December 31, 1993                                            $22,194
Acquisitions                                                              18,729
Sales                                                                       (867)
Scheduled Amortization*                                                   (5,692)
Amortization due to acquisitions                                          (1,453)
Reduction in scheduled amortization due to changes in anticipated
  prepayments                                                                988
                                                                         -------
Balance, at December 31, 1994                                            $33,899
Acquisitions transactions                                                 36,259
Capitalized OMSRs in connection with SFAS No. 122                          5,583
Scheduled Amortization*                                                   (3,900)
Amortization due to acquisitions                                          (1,466)
                                                                         -------
Balance, at September 30, 1995                                           $70,375
                                                                         =======

* Scheduled amortization is based on estimates made at the beginning of the fiscal year.

During the quarter ended September 30, 1995, the Partnership acquired approximately $1.5 billion of GNMA mortgage servicing rights from an unaffiliated third party. The Partnership has negotiated with the third party to subservice the mortgage loans until the fourth quarter of 1995, at which time the loans will be transferred to the Partnership. During that time period, the Partnership will receive servicing fees and ancillary income and pay a subservicing fee.

Note 5.   Mortgage Loan Production

During the nine months ended September 30, 1995 and 1994, HMCLP originated approximately $900.7 million and $889.6 million of mortgage loans, respectively. For the three months ended September 30, 1995 and 1994, HMCLP originated approximately $467.7 million and $175.8 million of mortgage loans, respectively. During the nine months ended September 30, 1995, total mortgage loan originations consisted of government (42%) and conventional conforming and non-conforming (58%) loans. These loans were originated primarily in California, Florida, Virginia, Georgia and Maryland. During the nine months ended September

30, 1994, total mortgage loan originations consisted of government (55%) and conventional conforming and non-conforming (45%) loans.

Note 6.   CMO Bonds, Residual Interests and Investment Securities

As of September 30, 1995, the Partnership's CMO bonds and residual interests portfolio consisted primarily of FNMA issues with various durations ranging from five to eleven years. These securities are classified as trading securities since the Partnership is actively seeking to sell the portfolio. The securities are carried at fair value and unrealized gains and losses are reported in earnings. Because no quoted market prices are available for CMO bonds and residual interests, fair value generally represents the estimated amount at which such CMO bonds and residual interests could be exchanged in a transaction between willing parties. Fair value is based on anticipated future cash flows utilizing projections of future prepayment rates based on current market participants' prepayment rate assumptions and future long-term estimates of short-term interest rates. Projected cash flows are discounted using estimates of discount rates established in market transactions for financial instruments with similar underlying characteristics and risks.

At September 30, 1995 and December 31, 1994, the balance of investment securities consists of a 100% and 50% interest, respectively, in an interest-only strip derivative (see Note 9) of a pool of FNMA mortgage-backed securities. The securities had an original principal balance of $12 million on April 1, 1988. The interest-only security had an outstanding principal balance of approximately $2.3 million (unaudited) as of September 30, 1995, a maturity date of April 1, 2018, and a coupon rate of 8.5%.

Note 7.   Other Mortgage-Related Securities

The Partnership owns a prepayment cap to reduce the prepayment risks associated with the CMO bond and residual interest portfolio. The Partnership is entitled to a monthly payment when the reference portfolio runoff rate exceeds the strike PSA of 485%. The reference portfolio is a FNMA 10% mortgage-backed security issued in 1986. The prepayment cap did not meet the requirements for hedge accounting and therefore, was accounted for as a trading instrument. The prepayment cap had a market value of $0 at September 30, 1995. The termination date of the cap is January 31, 1997.

In addition, the Partnership owns a LIBOR interest rate floor instrument to help manage a portion of the interest rate risk associated with its mortgage servicing rights. The LIBOR floor did not meet the requirements for hedge accounting and therefore, was accounted for as a trading instrument. The Partnership is entitled to a monthly payment when the LIBOR rate falls below the strike rate of 4.00%. At September 30, 1995, the fair market value of the instrument was $0. The termination date of the floor is December 31, 1997.

Note 8.   Bank Debt

Term loans consisted of the following (in thousands):

                                                         September 30,  December 31,
                                                             1995           1994
                                                             ----           ----
Term loan due in quarterly principal installments
totaling approximately $2.1 million each quarter.
Interest is paid monthly.  The term loan matures June
30, 2000 and is secured by substantially all of the
assets of the Partnership, other than mortgage loans
held for sale and assets securing other debt.                39,282             --

Term loan (HMCLP) due in monthly principal installments
totaling approximately $667 thousand plus accrued
interest. The term loan matured July 31, 1995.  The
loan was secured by substantially all of the assets of
HMCLP, other than mortgage loans held for sale and
assets securing other debt.                                 $    --        $22,333
                                                            -------        -------

Total                                                       $39,282        $22,333
                                                            =======        =======

Lines of credit held with banks consisted of the following (in thousands):

                                                         September 30,  December 31,
                                                             1995           1994
                                                             ----           ----
A warehouse line of credit to fund the purchase or
origination of residential mortgage loans with a
maximum availability of $150 million at September 30,
1995.  This line of credit matures July 31, 1996 and
advances under this line are secured by the individual
mortgage loans and related assets.                           150,000           --

A line of credit to fund taxes and insurance advances
made on behalf of borrowers of residential mortgage
loans with a maximum availability of $5 million at
September 30, 1995.  This line of credit matures July
31, 1996 and advances under this line are secured by
the individual mortgage loans and related assets.              5,000           --

                                                         September 30,  December 31,
                                                             1995           1994
                                                             ----           ----
A $30 million line of credit to finance the
acquisitions of high-grade short-term investments as
defined pursuant to the Investment Loan and Security
Agreement.  Advances on the line of credit are secured
by the acquired investments.                                  10,000

A warehouse line of credit (HMCLP) to fund the purchase
or origination of residential mortgage loans with a
maximum availability of $10.0 million at December 31,
1994, and a foreclosure line sublimit for loans
purchased out of securitized pools of $6.3 million at
December 31, 1994.  This line of credit matured July
31, 1995, and advances under this line were secured by
the individual mortgage loans  and related assets.                --         3,861

A warehouse line of credit (HMCLP) to fund the purchase
or origination of residential mortgage loans with a
maximum availability of $12.1 million at December 31,
1994, and a foreclosure line sublimit for loans
purchased out of securitized pools of $4.5 million at
December 31, 1994.  This line of credit matured July
31, 1995, and advances under this line were secured by
the individual mortgage loans and related assets.                 --         3,350

A warehouse line of credit (Western) to fund the
purchase or origination of residential mortgage loans
with a maximum committed availability of $35 million at
December 31, 1994.  A sublimit of $1 million was
available to finance the repurchase of foreclosure or
buyback loans.  This line was secured by the individual
mortgage loans and substantially all of the assets of
Western.  The line terminated concurrent with the
Western Transaction (see Note 1).                                 --        36,771

                                                         September 30,  December 31,
                                                             1995           1994
                                                             ----           ----
A warehouse line of credit (Western) to fund the
purchase or origination of residential mortgage loans
with a maximum committed availability of $35 million at
December 31, 1994.  The line terminated concurrent with
the Western Transaction (see Note 1).                            --          5,510

Short-term funding obligations                               12,474          4,573
                                                           --------        -------

Total                                                      $177,474        $54,065
                                                           ========        =======

Short-term funding obligations represent obligations to fund originations. These funding obligations were met through subsequent bank borrowings and/or the Partnership's available liquidity.

In addition, the Partnership has a line of credit to fund principal and interest advances made on behalf of borrowers of residential mortgage loans with a maximum availability of $15.0 million at September 30, 1995. This line of credit matures July 31, 1996 and advances under this line are secured by the individual mortgage loans and related assets.

At September 30, 1995, the Partnership also had borrowings consisting of repurchase agreements with a securities dealer (Bear Stearns) of approximately $1.8 million. The Partnership's borrowings under various repurchase agreements with securities dealers are secured by the Partnership s CMO bond and residual interest. The repurchase liability amounts mature monthly and bear interest at LIBOR plus 1.50%.

Note 9.  Transactions with Affiliates

Pursuant to the HBT Agreement, the General Partner manages and controls the Partnership's business and operations. The General Partner receives an annual fee, from HBT, equal to 1/2 of 1% of the Initial Investment. The Initial Investment represents the cash or fair value of property contributed to the Partnership in consideration for the issuance of Preferred Units (including Series B). For the six months ended September 30, 1995, the Initial Investment averaged approximately $106.5 million resulting in a management fee due to the General Partner of approximately $266 thousand.

The General Partner is reimbursed for all direct expenses it incurs or disburses on behalf of HBT and the portion of its indirect expenses allocable to its activities in connection with HBT's business. The maximum aggregate amount of allocable expenses for which HBT is obligated to reimburse the General Partner in any fiscal year is .90% of the Initial Investment. The Partnership has accrued approximately $252 thousand as an estimate of total allocable expenses to be incurred by the General Partner.

During the third quarter of 1995, Harbourton and its affiliates converted $9.0 million of notes from the Partnership into equity in the Partnership. In connection with the debt to equity conversion, Harbourton and its affiliates received approximately 4.9 million of Series B Preferred Units having generally the same rights as the outstanding Preferred Units. Following the consummation of the Western transaction and the debt to equity conversion, Harbourton and its affiliates own approximately 83.5% of all of the series of preferred units of the Partnership.

As of September 30, 1995, the Partnership is indebted to Harbourton and its affiliates for approximately $11.3 million resulting from short-term borrowings to fund operations of the Partnership. These borrowings generally bear interest at prime plus 1.5%. These borrowings were substantially paid down during the fourth quarter of 1995.

Western was a party to a management services agreement with Harbourton. Western paid Harbourton approximately $225 thousand, $225 thousand, $75 thousand, and $75 thousand in management fees under the management services agreement during the nine months ended September 30, 1995, and 1994, and for the three months ended September 30, 1995 and 1994, respectively.

During August 1993, Western received a promissory note for approximately $500 thousand from Harbourton as consideration for Harbourton receiving a 50% participation interest in an interest-only security (see Note 6). The note bears interest at a rate of 5.5%, and is due on December 31, 1995. Harbourton was entitled to receive, as payment from Western, 50% of monthly cash flows that are distributed to Western related to ownership of the interest-only security (net of any interest due Western, as holder of the promissory note given by Harbourton as consideration for its participation interest). Harbourton was also entitled to receive, as payment from Western, 50% of sale or distribution proceeds net of 50% of any costs incurred by Western to sell or otherwise dispose of the security and net of any interest and/or principal that remains payable to Western under the terms of the promissory note given by Harbourton as consideration for its participation in the security. Further, on September 30, 1995, Harbourton exchanged its 50% interest in its interest-only security with the Partnership in partial settlement of a note payable to the Partnership.

On August 21, 1992, Western issued to certain of its officers notes related to limited partnership interests. The notes accrued interest at prime plus 1% and had a scheduled maturity date of August 21, 1999. The notes required mandatory prepayments for bonuses and distributions paid in future periods in accordance with the terms of the individual notes and respective employment agreements. Effective January 1, 1995, management exchanged their interests in Western for limited partnership interests in Harbourton. This transaction was accounted for as a purchase of Western s limited partnership interest by Harbourton at fair value. The fair value of the interests in Harbourton exceeded management's basis by approximately $627 thousand. In accordance with Harbourton's established accounting policy, the excess fair value was "pushed-down" to Western. Accordingly, the transaction resulted in a write-up of purchased servicing rights and excess costs over identifiable tangible and intangible assets of $389 thousand and $238 thousand, respectively.

The Partnership has entered into transactions pursuant to which it repurchases delinquent loans from GNMA pools which it services and resells such loans on a servicing retained basis to Santa Cruz Partners, Skillman Partners, and Harbourton Reassurance, Inc., affiliates of the Partnership and Harbourton. As of September 30, 1995 and December 31, 1994, loans with unpaid principal balances totaling approximately $128.8 million and $117.3 million were purchased out of securitized pools and sold to these affiliates. These loans are being serviced on behalf of the affiliated companies. The associated mortgage servicing is reflected in the Non-GNMA Loans Serviced portion of the Partnership's servicing portfolio. Such transactions are expected to benefit the Partnership by reducing the Partnership's related foreclosure loss through the reduction of the pass-through rate due to the investor (owner of the loan). The reduction in foreclosure loss reserve requirement is reflected as a gain on sale of defaulted loans to affiliates in the accompanying consolidated financial statements. In addition, the Partnership's remittance day advance requirement for its GNMA servicing will be reduced as the servicing contract with the affiliates is actual/actual as opposed to GNMA's scheduled/scheduled requirement.

Through the ordinary course of business, the Partnership acquires mandatory forward commitments to sell whole loans and mortgage backed securities through a dealer, whose owners also own less than an aggregate 5% limited partnership interest in Harbourton.

Note 10.   Partners' Capital

On October 27, 1988, HBT completed its Initial Public Offering of 4,633,643 Preferred Units. Simultaneously with the closing of that offering, HBT issued an additional 366,357 Preferred Units to JCC and certain of its subsidiaries in exchange for their interests in certain residual cash flows. On November 4, 1991, 733,333 Preferred Units were issued in connection with the settlement of a note issued in connection with the purchase of a servicing portfolio. On December 31, 1993, HBT issued 334,580 Preferred Units to JCC, which have not been registered with the Securities and Exchange Commission, to discharge amounts owed to JCC and certain of its subsidiaries for expenses incurred on its behalf or fees for services rendered to HBT. On March 15, 1995, in conjunction with the Exchange Transaction, HBT issued to PVSC and the TMC Parties 21,513,509 and 829,119 Preferred Units, respectively. On July 31, 1995, in conjunction with the acquisition of Western, the Partnership issued to Harbourton and its affiliates approximately 8.6 million Series B Preferred Units having generally the same rights as the outstanding Preferred Units. Further, on July 31, 1995, the Partnership issued to Harbourton and its affiliates approximately 4.9 million of Series B Preferred Units having generally the same rights as the outstanding Preferred Units in settlement of $9.0 million in notes owed to Harbourton and its affiliates.

Note 11.   Western Transaction

As noted previously, on July 31, 1995 the Partnership completed its acquisition of Western. The Western Transaction was accounted for as a reorganization of entities under common control similar to a pooling-of-interests. Accordingly, the results of operations for the nine months ended September 30, 1995 and 1994, include the operations of both Western and HMCLP as though the combination took place at the beginning of the respective periods. Similarly, the balance sheets of the separate partnerships have been combined as of December 31, 1994. The following table summarizes the financial condition and operations for the individual partnerships prior to the combination (in thousands):

                            December 31, 1994                    June 30, 1995
                        --------------------------          -------------------------
                        Western        Partnership          Western       Partnership
                        -------        -----------          -------       -----------
Total Assets            $51,761          $64,440            $94,075         $124,160
Total Liabilities        43,703           46,729             87,093           89,428
Partners'  Capital        8,058           17,711              6,982           34,732

                        Six Months Ended                   Six Months Ended
                          June 30, 1995                      June 30, 1994
                    --------------------------          --------------------------
                    Western        Partnership          Western        Partnership
                    -------        -----------          -------        -----------
Revenues*           $   631          $22,827             $6,877          $10,824
Expenses              2,457           13,076              3,606            8,415
                    -------          -------             ------          -------
Net Income           (1,826)           9,751              3,271            2,409


* Includes gain on bulk sale of originated servicing of $0, $9,148, $2,898 and $0, respectively, and equity in earnings of affiliates of $0, $255, $0 and $0, respectively.

Note 12.   Proforma Earnings

As noted previously, on March 15, 1995, the Exchange Transaction was consummated. Accordingly, HMCLP became a subsidiary of HBT and TMC became a subsidiary of HBT, with an aggregate 50% equity interest owned by HBT and an aggregate 50% equity interest owned by HMCLP. In addition, on August 1, 1995, the Western Transaction was completed, TMC was merged into HMCLP and HBT's mortgage banking assets were merged into HMCLP. Had the transactions occurred at the beginning of the periods presented in the accompanying statements of operations, pro forma results of operations would have been as follows (in thousands):

                                     Nine Months Ended September 30,
                                     -------------------------------
                                       1995                    1994
                                       ----                    ----
Total revenues*                       $40,953                 $29,785
Total expenses                         29,461                  22,521
                                      -------                 -------

Net income                            $11,492                  $7,264
                                      =======                  ======

*  Includes gain on bulk sale of servicing of approximately $9,148 and $2,957.

Note 13.         Commitments and Contingencies

The Partnership is a party to transactions with off-balance sheet risk in the normal course of business through the origination and selling of mortgage loans. These transactions include commitments to extend credit to mortgagors (i.e., mortgage loan pipeline) and mandatory forward commitments to sell whole loans or mortgage-backed securities. Those transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The mortgage loan pipeline of the Partnership represents agreements to lend to a mortgagor as long as there is no violation of any condition established in the application or contract. Such commitments generally have fixed expiration dates or other termination clauses. The Partnership evaluates each mortgagor's credit worthiness on a case-by-case basis. Collateral is limited to residential properties. As of September 30, 1995, the Partnership's mortgage loan pipeline consisted of approximately $105.8 million locked interest rate commitments with interest rate risk.

The Partnership had both mandatory and optional forward commitments outstanding matched against mortgage loans held for sale and its mortgage loan pipeline at September 30, 1995 and December 31, 1994. To the extent mortgage loans are not available to fill these commitments, the Partnership has interest rate risk.

The Partnership is subject to inherent losses in its loan servicing portfolio due to loan foreclosures. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in increased foreclosure costs being borne by servicers. The Partnership has evaluated its exposure to such losses based on loan delinquency status, foreclosure expectancy rates and historical foreclosure loss experience. The Partnership has established a reserve for advances receivable and for losses it will experience in future periods as loans complete the foreclosure process totaling approximately $10.5 million and $7.2 million as of September 30, 1995 and December 31, 1994, respectively. Required adjustments, if any, to the established reserve will be reflected in earnings in the periods in which they become known. The total reserve at September 30, 1995 and December 31, 1994 has been allocated between reserves for advances receivable and foreclosure reserves as follows (in thousands):

                                               September 30,        December 31,
                                                   1995                1994
                                                   ----                ----
Reserves for advances                              $ 2,193              $1,210
Foreclosure reserves                                 8,332               5,980
                                                   -------              ------

Total reserves                                     $10,525              $7,190
                                                   =======              ======

The following is a roll-forward of the total reserve for advances receivable and foreclosure reserves for the nine months ended September 30 (in thousands):

                                                         1995            1994
                                                         ----            ----
Beginning Balance                                       $ 7,190         $ 1,577
Provision for foreclosure losses                          2,765           1,281
Establishment of reserves in connection with
   acquisitions of servicing rights                       4,108           3,434
Net charge-offs                                          (3,538)         (1,730)
                                                        -------         -------
Ending Balance                                          $10,525         $ 4,562
                                                        =======         =======

The Partnership's liquidity is also affected by the level of loan delinquencies and prepayments due to servicer's advance requirements on the loans it services. Under certain types of servicing contracts, particularly contracts to service loans that have been pooled or securitized (primarily GNMA and FNMA mortgage-backed securities), the servicer must forward all or a part of the scheduled payments (principal and interest) on the specified remittance day to the security holder (owner of the loan) even though payments may not have been received from the mortgagor. In accordance with the terms of the servicing contracts, servicers may offset the remittance day advances against funds collected but not required to be remitted to the security holders (including prepayments and early payments). The servicer's advance requirement is reduced during high refinance periods due to the amount of prepayment funds available to offset the required delinquent payment advance. However, during periods of reduced runoff the advance requirement of the servicer is increased. The servicer's advance, if any, is typically recovered within 15 days, through mortgagor payment receipts which replenish the offsetting advance within the related custodial account.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition and results of operations of the Partnership. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and footnotes included herein.

RECENT DEVELOPMENTS

Completed Transactions

As a result of the Partnership's endeavor to enhance its mortgage banking operations, the Partnership completed the following transactions during the third quarter of 1995. The following is a brief description of each of these completed transactions:

Western Transaction

On July 31, 1995 the Partnership completed its acquisition of Western, an affiliated mortgage originator and servicer headquartered in Sacramento, California. Western had been a subsidiary of Harbourton. The purchase price for Western was approximately $15.7 million. In exchange for Western, Harbourton received approximately 8.6 million Series B Preferred Units having generally the same rights as the outstanding Preferred Units. In addition, if the performance of the production operations of Western exceed certain projections during a 24 month period, Harbourton will receive additional preferred units. Western, which originated loans primarily on a wholesale basis in the western United States, had mortgage origination volume of approximately $846 million in 1994 and $466 million during the seven months ended July 31, 1995 (i.e., prior to the acquisition by the Partnership). At the acquisition date Western owned approximately $644 million of servicing rights, which had been subserviced by the Partnership since the latter part of 1994. The Partnership acquired Western to provide broader geographic coverage, economies of scale through greater production volumes, and to act as a valuable hedge against prepayment risk associated with the Partnership's servicing portfolio.

The Western Transaction has been accounted for as a reorganization of entities under common control similar to a pooling-of-interests. Consistent with pooling-of-interests accounting, the historical financial statements of the Partnership have been combined with the historical financial statements of Western and are presented as the consolidated financial statements of the Partnership contained herein. See also the notes to the consolidated financial statements for a discussion of the impact of recording the Western Transaction.

Debt Refinancing

In addition to the restructuring transactions, the Partnership refinanced the separate credit facilities of Western, TMC, Harbourton Mortgage Co., L.P. and itself with a new syndicated credit facility. The syndicated facility was completed by the end of the third quarter of 1995 and consists of the following: i) a $150.0 million warehouse facility, (ii) a $76.4 million servicing secured facility which consists of four tranches as follows: a) a $41.4 million servicing term facility, which was funded at closing, and amortizes in twenty equal quarterly payments, b) a $15.0 million line of credit, available for two years, to finance up to 65% of the purchase price of future bulk servicing acquisitions, c) a $15.0 million revolving credit line to finance mid-month principal and interest advance receivables, maturing July 31, 1996 and repaid during the first week of the month following each advance, and d) a $5.0 million revolving credit line used to finance taxes and insurance and foreclosure advance receivables, maturing July 31, 1996.

The syndicated facility is subject to minimum debt service coverage requirements, net worth requirements, and loan-to-value restrictions. The borrower on the facility is HMCLP and borrowings are guaranteed by HBT. The Partnership incurred and paid an up-front fee in the amount of $414 thousand on tranches a) and b), as noted above, of the servicing secured facility. See also the notes to the consolidated financial statements for a further description of the credit facility. This refinancing will enable the Partnership to increase its servicing portfolio (as noted below) and its origination operations through strategic acquisitions of servicing and origination entities.

Debt Conversion

During the third quarter of 1995, Harbourton and its affiliates converted $9.0 million of notes from the Partnership into equity in the Partnership. In connection with the debt to equity conversion, Harbourton and its affiliates received approximately 4.9 million of Series B Preferred Units having generally the same rights as the outstanding Preferred Units.

Following the consummation of the Western transaction and the debt to equity conversion, Harbourton and its affiliates own approximately 83.5% of all of the series of Preferred Units of the Partnership.

Servicing Acquisition

During the third quarter of 1995, the Partnership entered into a Purchase and Sale Agreement for the acquisition of approximately $1.5 billion of GNMA mortgage servicing rights. The Purchase and Sale Agreement, among other things, called for an effective acquisition date of August 31, 1995 with a November 1, 1995 transfer of the servicing responsibilities. The Partnership funded the initial down payment during the third quarter of 1995 and has reflected the remaining payments due to the seller in installment purchase obligations in the accompanying consolidated balance sheets. In conjunction with the Purchase and Sale Agreement, the Partnership entered in to an Interim Servicing Agreement with the seller to perform the servicing functions, for the period from August 31, 1995 to the transfer date, on behalf of the Partnership. As a result the Partnership will not benefit from any economies of scale achieved with this acquisition until the servicing responsibilities are transferred.

The Partnership expects to continue to pursue transactions which management believes will further enhance the Partnership's mortgage banking operations.
No assurance can be given that any such transactions will be consummated and if consummated, that they will have a favorable impact on the Partnership.

Impact of Financial Accounting Standards Board Statement No. 122

The Partnership adopted SFAS No. 122 during the third quarter of 1995 effective as of the beginning of its fiscal year, January 1, 1995. As a result, the Partnership's operating results for the first and second quarters of 1995 have been restated. SFAS No. 122 prohibits retroactive application to prior years, therefore, the historical results for 1995 and 1994, presented herein, are reported using different accounting rules (i.e., SFAS No. 122 in 1995 versus SFAS No. 65 in 1994). The primary differences between the accounting rules, as it applies to the Partnership, relate to the accounting treatment for originated mortgage servicing rights ("OMSRs") and the methodology for evaluating and measuring impairment of capitalized mortgage servicing rights ("MSRs").

Prior to the adoption of SFAS No. 122, the Partnership did not capitalize its OMSRs. As a result, the Partnership's historical financial statements, prior to January 1, 1995, did not recognize the additional value of the OMSRs, although the OMSRs had market value at the time they were created. Under the new accounting rules, OMSRs are treated as an asset separate from the underlying loan and capitalized as MSRs. Subsequent to the adoption of SFAS No. 122, the cost of creating a mortgage loan was allocated, at the time of origination, between the loan and the servicing right based on their respective fair values. Additionally, gains on the sales of loans, attributable to the allocation of value to the MSRs, were recognized at the time the related loan was sold, although the MSR asset was recognized on the date the loan was originated. The following table summarizes the impact of the adoption of SFAS No. 122 to the Partnership's historical statements of operations (in thousands):

                                         Three Months            Nine Months
                                            Ended                   Ended
                                      September 30, 1995      September 30, 1995
                                      ------------------      ------------------
Increase in gain on sales of
     mortgage loans and related
     mortgage servicing rights              $2,692                  $3,638
Increase in amortization of
     mortgage servicing rights                 (40)                   (107)
                                            ------                  ------
Total increase in net earnings              $2,652                  $3,531
                                            ======                  ======

Further, the Partnership has capitalized approximately $1.9 million of MSRs for which the underlying loan has not been sold as of September 30, 1995.

In addition to the capitalization of OMSRs as MSRs, the Partnership has changed its methodology for evaluating and measuring the impairment of capitalized mortgage servicing rights. Prior to September 30, 1995, the Partnership evaluated the impairment of each purchased servicing right on an acquisition by acquisition basis, on a disaggregated basis, based on the future undiscounted net servicing income related to each acquired portfolio. SFAS No. 122 requires that, for the purpose of evaluating and measuring impairment of MSRs, a mortgage bank stratify its MSRs based on one or more predominant risk characteristics associated with the underlying loans. The amount of impairment recognized is the amount by which the capitalized MSRs for each risk stratum exceed the respective fair value of the MSRs. Impairment is recognized through adjustments to a valuation allowance to reflect changes in the measurement of impairment. Fair value in excess of the amount capitalized as MSRs is not recognized. In determining servicing value impairment at the end of the quarter, the mortgage servicing portfolio was disaggregated into its predominant risk characteristics. The Partnership has determined those risk characteristics to be loan type and interest rate. The individual tranches of the portfolio were valued by an independent third party to determine the fair value of the MSRs. The fair value was then compared to the book value of each risk stratum to determine if a reserve for impairment was required. As of September 30, 1995 no such impairment adjustment was required.

As previously discussed, SFAS No. 122 prohibits retroactive application for OMSRs created prior to the fiscal year in which the Partnership adopted the new accounting pronouncement. As a result the Partnership, at September 30, 1995, owns approximately $689 million of servicing rights that are not capitalized in its consolidated financial statements. Further, SFAS No. 122 prohibits the recognition of fair value in excess of the book basis of the MSRs. As a result, the Partnership has off-balance sheet value associated with its non-capitalized MSRs, as well as the excess in fair value of the MSRs capitalized in the consolidated financial statements.

GENERAL

As previously discussed, the results of operations presented in the consolidated financial statements herein, reflect a series of recently completed transactions; a) the Exchange Transaction, b) the TMC Transaction and
c) the Western Transaction. The following is a brief discussion relating to the accounting and reporting implementation of these transactions:

Exchange and TMC Transactions

On March 14, 1995, the existing Unitholders of HBT approved the issuance of
21.5 million Preferred Units of HBT (a 75.7% controlling interest in HBT) in exchange for 100% ownership interest in HMCLP and HFC (the "Exchange Transaction"). Because of the change in control of HBT, this transaction was accounted for as a reverse acquisition. Concurrent with the Exchange Transaction, HBT acquired a 50% interest in TMC in exchange for .8 million Preferred Units of HBT (a 2.9% interest) (the "TMC Transaction"). This interest, combined with the 50% interest previously contributed to HMCLP by Harbourton, in June of 1994, resulted in HBT's 100% control of TMC.

Accounting for a reverse acquisition requires that the historical results of operations (prior to the Exchange Transaction) reflect the operations of HMCLP as the continuing accounting entity. Further, under the accounting for a reverse acquisition, HBT is reported as if it were purchased as of the date of the Exchange Transaction. Therefore, the historical results of operations exclude the operating results of HBT prior to the date of the Exchange Transaction. These results are reflected in the purchase adjustments associated with the recognition of this transaction.

The operating results of TMC are reflected as equity in earnings in affiliates in the operating results of HMCLP for the period from June 30, 1994 to the date of the Exchange Transaction. Thereafter, the results of operations of TMC are reflected as a 100% owned subsidiary of the Partnership and reported in the consolidated statements of operations.

Western Transaction

As previously discussed, on July 31, 1995, HBT acquired Western in exchange for
8.6 million Series B Preferred Units (the "Western Transaction"). This was a transaction between entities under common control, therefore, the transaction was accounted for using the pooling-of-interests method of accounting. Under the pooling method of accounting, the results of operations of Western are presented as if the transaction occurred on January 1, 1994 (the earliest date presented).

In summary, the historical consolidated results of operations presented herein primarily represent the following: i) HMCLP and Western for the periods prior to June 30, 1994, b) HMCLP and Western plus a 50% equity interest in TMC for the period from July 1, 1994 through March 31, 1995, c) HMCLP, Western, HBT and TMC, from April 1, 1995 through July 31, 1995 and d) HBT consolidated with HMCLP from August 1, 1995 to September 30, 1995.

As a result of the transactions discussed above, the Partnership has completed name changes for the entities listed in the following table:

Previous Name                      Current Name                        Abbreviated Name
-------------                      ------------                        ----------------
JHM Mortgage Securities L.P.       Harbourton Financial Services L.P.  HBT or the Partnership
JHM Mortgage Capital Corporation   Harbourton Mortgage Corporation     General Partner
Platte Valley Funding, L.P.        Harbourton Mortgage Co., L.P.       HMCLP
Platte Valley Funding Corporation  Harbourton Funding Corporation      HFC

Business Strategy

The Partnership's primary business currently is focused on mortgage banking which consists of (i) mortgage loan servicing activities, including the acquisition and sale of mortgage servicing rights, (ii) the origination and purchase of mortgage loans, including the securitization and sale of the mortgage loans with the related servicing rights retained or released, and
(iii) investments in other mortgage-related securities.

The Partnership's concentration in mortgage banking consists primarily of mortgage servicing and originations. Accordingly, the Partnership is subject to the risks associated with these operations. These risks include, (i) the possible adverse effect of regulatory changes, since virtually all aspects of the Partnership's business are subject to federal and state regulation; (ii) the adverse effect on loan originations and servicing costs of downturns in real estate cycles or general economic conditions; (iii) the continued need to maintain financing availability to fund warehouse lines, finance bulk acquisitions of servicing rights and to fund advance requirements; (iv) the need for efficient and sound operations to achieve profitability and to avoid excessive foreclosure losses and underwriting problems; (v) the servicer's responsibility in connection with GNMA pools (which constitute most of the Partnership's servicing) for foreclosure expenses not reimbursed by FHA or VA (such as attorneys fees, unreimbursed interest and other expenses), provided further that VA has the authority to limit its obligation to the reimbursement of the lesser of a percentage of the defaulted loan's outstanding principal or a specified maximum guaranteed amount (a so-called "VA no-bid") and the servicer then takes the market risk of disposing of the property to recover the unreimbursed principal plus unpaid interest and foreclosure costs; and (vi) market and interest rate risk associated with the origination and secondary marketing of mortgage loans, such as the adverse effects of changes in interest rates after the mortgage originator has issued commitments to the mortgage borrower or the secondary market purchaser. The Partnership, to a limited degree, is also subject to the risks associated with its derivative securities investments, including, without limitation, other factors (such as foreclosure rates and pay-offs from home sale activity) which affect the rate of prepayment on the mortgage loans underlying the derivative security, actual operating expenses with respect to the underlying mortgage-backed security, potential tax liabilities and market conditions unique to such securities.

Mortgage Servicing Portfolio

At September 30, 1995, the Partnership's servicing and subservicing portfolio consisted of residential mortgage loans with underlying principal balances of approximately $6.2 billion. The value and income from mortgage servicing rights are affected by, among other things, changes in both short-term and long-term interest rates. Generally, mortgage servicing portfolios increase in value as interest rates increase (benefits from escrows being used in compensating balance arrangements increase when short-term rates rise and the expected income stream from servicing lengthens as prepayments slow when long-term rates increase). The benefit from increases in short-term rates generally is partially offset by the increased financing costs on borrowings incurred to fund the acquisition of mortgage servicing rights and other working capital requirements. Decreases in rates generally have the opposite effect of decreasing the value and income from mortgage servicing rights. The Partnership will attempt to mitigate this negative impact by adding loans to its existing servicing portfolio through (i) refinancing a portion of the prepaying loans, (ii) originating new loans and retaining the servicing and
(iii) purchasing servicing from third parties. In contrast, in periods of decreasing long-term rates, which stimulate new home financing and the refinancing of existing mortgage loans, loan production operations should provide an increased contribution to earnings as mortgage originations rise.

Mortgage Loan Originations

The sale of originated mortgage loans to third parties may generate a gain or loss to the Partnership. Gains or losses result primarily from two factors. First, mortgage loans may be originated at a price (i.e., interest rate and discount) which is higher or lower than the Partnership would receive if it immediately sold the mortgage loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the wholesale loan origination market. Second, gains or losses may result from changes in interest rates which result in changes in the market value of the mortgage loans, or commitments to purchase mortgage loans, from the time the price commitment is given to the borrower or correspondent until the time that the mortgage loan is sold by the Partnership or until it enters into a forward delivery commitment.

Typically, the purchaser of mortgage loans for resale, such as the Partnership, endeavors to minimize its interest rate risk on commitments made to customers by entering into forward sale commitments on mortgage-backed securities and mortgage loans. Net commitment positions are constantly adjusted by entering into new commitments to sell or by buying back commitments to sell. The amount of forward commitments outstanding is equal to the closed mortgage loans held in inventory plus a portion of the mortgage loans that the Partnership has committed to make to customers. The aggregate amount of commitments is reduced for hedging purposes by an estimate of mortgage loans which will not close.
The Partnership's
projection of the portion of loans that it expects to close is based on numerous factors including anticipated changes in interest rates. The forward sale commitments are an effort to mitigate the Partnership's risk resulting from potential changes in market interest rates between the time that it commits to make or purchase a mortgage loan at an agreed price and the time that the mortgage loan is closed and sold. The use of forward commitments as a strategy to minimize interest rate risk requires the Partnership to make certain assumptions and projections about future interest rates and general economic trends.

Mortgage-Related Securities

"Mortgage-related securities" are securities that, directly or indirectly, represent participation in, or are secured by and payable from, mortgage loans secured by single family and multifamily residential real property and commercial property. The cash flow generated by the mortgage assets underlying an issue of mortgage-related securities is applied first to make the required payments on such mortgage-related securities and second to pay the related administrative expenses. The residual cash flow in a mortgage-related securities transaction generally represents the excess cash flow remaining after making such payments (the "residual cash flows" or "CMO residual interest"). The investment characteristics of mortgage-related securities differ from traditional debt securities. The major differences include the fact that interest payments and principal repayments on mortgage-related securities are made more frequently (usually monthly), and principal may be prepaid at any time because the underlying mortgage loans or other assets generally may be prepaid at any time. These differences can result in significantly greater price and yield sensitivity than is the case with traditional fixed-income securities. The Partnership's investments in mortgage-related securities represents approximately 5% of its total partners' capital as of September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

General

The new credit facility, coupled with the $9.0 million debt to equity conversion, provided the Partnership with approximately $20.0 million in liquidity. In addition, the $15.0 million acquisition revolver has provided the Partnership with additional liquidity for a total of approximately $35.0 million, less the funds required to complete the $1.5 billion servicing acquisition, to further expand its servicing portfolio and other investments. As of September 30, 1995, all of the Partnership's excess liquidity has been used to fund mortgage loans held for sale.

As an additional source of liquidity, the Partnership has a subordinated line of credit with Harbourton. At September 30, 1995, the Partnership is indebted to Harbourton and its affiliates for approximately $11.3 million. These borrowings generally bear interest at prime plus 1.5%.

The Partnership's remaining sources and uses can be categorized into Mortgage Servicing Portfolio and Mortgage Loan Production.

Mortgage Servicing Portfolio

A source of liquidity and cash flow available to the Partnership is its owned portfolio of servicing rights on mortgage loans, net of its servicing term loan, with underlying principal balances aggregating approximately $6.0 billion at September 30, 1995. Currently, there is a liquid and active market for the sale and acquisition of servicing rights. The Partnership has term loans secured by its mortgage servicing portfolio. Principal and interest on the term loans is paid monthly.

The Partnership's liquidity is affected by the level of loan delinquencies and prepayments due to the servicer's advance requirements on the loans it services. Under certain types of servicing contracts, particularly contracts to service loans that have been pooled or securitized (primarily GNMA and FNMA mortgage-backed securities), the servicer must forward all or part of the scheduled payments (principal and interest) on the specified remittance day to the security holder (owner of the loan) even though payments may not have been received from the mortgagor. In accordance with the terms of the servicing contracts, servicers may offset the remittance day P&I advances against funds collected but not yet required to be remitted to the security holders (including prepayments and early payments). The servicer's principal and interest (P&I) advance requirement is reduced during high pay-off periods due to the amount of prepayment funds available to offset the required delinquent payment advance. However, during periods of reduced prepayments, the advance requirement of the servicer is increased. The servicer's P&I advance, if any, is typically recovered within 15 days, through mortgagor payment receipts which replenish the offsetting advance within the related custodial account. The Partnership maintains a revolving line of credit to provide necessary liquidity to meet such advances. These lines of credit have been sufficient to meet the Partnership's liquidity requirements relating to these items; however, the rise in interest rates and increased delinquencies has caused an increase in the Partnership's remittance day advance requirement.

The Partnership is also required as a servicer to fund advances for mortgage and hazard insurance and tax payments on the scheduled due date even though sufficient escrow funds may not be available. The Partnership's sources of liquidity to meet these advance requirements are internally generated operating cash flow, its existing lines of credit, and additional defaulted loan repurchase and sale transactions with affiliated parties as discussed above.

Mortgage Loan Production

One of the Partnership's other primary financing requirements will be the financing of its mortgage loan originations and purchases until funded by secondary market investors and the cost of its loan originations. The Partnership will finance its short-term loan funding requirements principally through warehouse lines of credit. This financing requirement will begin at the time of loan closing and extends until the loan is sold into the secondary market.

With the acquisition of Western, the Partnership's financing requirements became increasingly important. For the seven months ended July 31, 1995 Western originated approximately $466 million compared to HMCLP's $125 million.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1994

Summary

Net income for the third quarter of 1995 totaled approximately $.4 million or $.01 per share, an increase of approximately $.3 million or $.01 per share over the approximately $.1 million or $.00 per share earned during the third quarter of 1994. As previously discussed, the Partnership's third quarter 1995 results were accounted for under the new accounting pronouncement, SFAS No. 122. SFAS No. 122 prohibits retroactive application to prior years. Accordingly, the Partnership's third quarter 1994 historical results were accounted for under the original SFAS No. 65. If the Partnership had not applied this new accounting standard in the third quarter of 1995, the Partnership would have reported a net loss of approximately $(2.2) million or $(.07) per share. The decline in non-adjusted SFAS No. 122 results of operations for the third quarter of 1995 as compared to the third quarter of 1994 is primarily attributed to the following items: i) the increased amount of retained servicing created in 1995 of approximately $175 million compared to 1994's level of approximately $60 million. An increase in the level of retained servicing prior the implementation of SFAS No. 122 has the negative impact of reducing earnings for the costs associated with creating the servicing without the recognition of the positive impact associated with the value added for the OMSRs, ii) an increase in general and administration expenses associated with the completion of the transactions and restructuring previously discussed, and iii) an increase in interest expense associated with the additional leverage obtained by the Partnership, resulting from the completion of its new credit facility. The increased leverage should allow the Partnership to expand its mortgage banking operations.

The following table summarizes the Partnership's operating results (in thousands):

                                                  Three Months        Three Months
                                                     Ended               Ended
                                               September 30, 1995  September 30, 1994
                                               ------------------  ------------------
Net income from servicing operations                 $ 2,866               $ 2,611
Net income (loss) from production operations             932                  (946)
General and administrative expenses                   (1,946)               (1,017)
Net other income (expense)                            (1,408)                 (351)
Equity in earnings of affiliates                          --                  (170)
                                                     -------               -------

Net Income                                           $   444               $   127
                                                     =======               =======

Servicing

Net income from servicing increased approximately $.3 million or 9.8% for the third quarter of 1995 compared to the third quarter of 1994. The increase in the contribution from servicing primarily resulted from the growth in the servicing portfolio. The average principal balance of loans serviced for the three month period ended September 30, 1995 (based on beginning of the month totals) increased to approximately $5 billion from approximately $3.6 billion for the same period during 1994.

The growth in the servicing portfolio is principally due to the acquisition of a $1.5 billion bulk servicing portfolio with an effective acquisition date of August 31, 1995, the acquisition of the HBT portfolio of approximately $1.1 billion effective April 1, 1995 resulting from the Exchange Transaction, and the sale of approximately a $493 million bulk servicing portfolio effective January 31, 1995.

The $1.5 billion bulk servicing acquisition was acquired with an effective acquisition date of August 31, 1995 and a transfer date of November 1, 1995.
As a result, the effects of the acquisition are reflected for one month during the third quarter of 1995. In addition, pursuant to the terms of the acquisition and interim servicing agreements, the seller is responsible for servicing the portfolio for the period prior to the transfer date of November 1, 1995. The Partnership is obligated to compensate the seller for performing the servicing obligations during the interim servicing period. As a result, the Partnership will not achieve the economies of scale normally obtained by acquiring servicing portfolios until the fourth quarter of 1995.

The increases in gross servicing revenues for the three month period ended September 30, 1995, as compared to the same period for 1994 was principally due to the growth in the servicing portfolio.

Although the average servicing portfolio increased in size for the three month period ended September 30, 1995 as compared to the same period for 1994, total servicing costs decreased to $1.5 million from $1.8 million for the respective periods. In September 1994, Western contracted with HMCLP to subservice its servicing portfolio. As a result, the Partnership's "as-pooled" operating results include the cost of maintaining and operating two separate servicing centers for most of the third quarter of 1994.

Amortization of mortgage servicing rights increased to approximately $2.2 million for the quarter ended September 30, 1995 from approximately $1.7 million for the same period in 1994, a net change of approximately $.5 million. Approximately $.9 million of the net change relates to additional amortization associated with the acquisitions discussed above, and the increased amortization associated with the implementation of SFAS No. 122.

Production

Net income from production operations increased to $.9 million for the quarter ended September 30, 1995 from a loss of $(.9) million for the quarter ended September 30, 1994. The net income for the third quarter ended 1995 was affected by the implementation of SFAS No. 122. Under SFAS No. 122, a higher gain on sale of the loan is recorded as compared to SFAS No. 65 because under SFAS No. 122 the acquisition cost of the loan is reduced by the amount allocated to the fair value of the originated mortgage servicing rights. If the Partnership had not applied this new accounting in the third quarter of 1995, income from production operations would have been a net loss of approximately $(1.8) million. The decline in non-adjusted SFAS 122 production earnings for the third quarter of 1995, as compared with 1994, relates to the increased amount of retained servicing in 1995 (see discussion above).

The principal balance of loans produced for the third quarter increased to approximately $468 million from approximately $176 million for the third quarter of 1994, an increase of approximately $292 million or 166%. The third quarter of 1994 excluded the production volume of TMC. TMC was recorded and reported on the equity method of accounting prior to the consummation of the TMC Transaction in March 1995. As a result, approximately $117 million of the $292 million increase can be attributed to the addition of TMC. Excluding the impact of TMC, the Partnership's volume increased $175 million, or 100%.

The increase in production net income is primarily related to the increase in volume as well as an improvement in the overall profit margins realized by the Partnership.

In addition, the Partnership is in the process of completing a reorganization and consolidation of all production support functions. The reorganization consists of centralizing and eliminating duplicate production support functions such as accounting, treasury, secondary marketing, shipping, and quality control. The reorganization began August 31, 1995 and is expected to be completed by the end of 1995. The elimination of duplicate functions should increase future profitability of the production division of the Partnership.

General and Administrative Expenses

General and administrative expenses increased to approximately $1.9 million from $1.0 million for the third quarter of 1995 as compared to the third quarter of 1994. The increase in general and administrative expenses can be attributed to a number of factors including the recognition of transactional costs associated with the completion of the transactions previously discussed above and one time non-recurring expenses associated with the reorganization and consolidation of the Partnership's mortgage banking operations into one entity. In addition, the Partnership's general and administrative expenses have increased due to the functions required to maintain and support a larger more diverse publicly traded master limited partnership.

Net Other Income (Expense) Items

The increase in net other income (expense) items is attributed to the increase in term interest and other interest expense associated with the completion of the Partnership's term facility in August 1995. The increased leverage resulted in an increase of interest expense to $.7 million for the third quarter 1995 from approximately $.3 million for the third quarter 1994, an increase of approximately $.4 million. The increased leverage should enable the Partnership to expand its existing mortgage banking operations and take advantage of achieving economies of scale within its mortgage banking operations. The remaining net increase in other items is primarily attributable to the increase in depreciation and amortization of excess cost over identifiable tangible and intangible assets acquired.

Equity in Earnings of Affiliates

Equity in earnings of affiliates for the third quarter of 1994 represents the Partnership's 50% interest in TMC. As previously discussed, prior to March 31, 1995, the Partnership reported its interest in TMC using the equity method of accounting. Subsequent to March 31, 1995 TMC's operations are consolidated and included in the consolidated operating results of the Partnership.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

Summary

Net income for the nine months ended September 30, 1995 totaled approximately $9.3 million or $.26 per share, an increase of approximately $3.4 million or $.07 per share over the approximately $5.8 million or $.19 per share earned during the nine months ended September 30, 1994. As previously discussed, the Partnership's 1995 results were accounted for under the new accounting pronouncement, SFAS No. 122. This pronouncement prohibits retroactive application to prior years. Accordingly, the Partnership's 1994 historical results were accounted for under SFAS No. 65. If the Partnership had not applied this new accounting pronouncement in 1995, the Partnership would have reported net income of approximately $5.7 million or $.16 per share.

The following table summarizes the Partnership's operating results (in thousands):

                                                  Nine Months          Nine Months
                                                     Ended                Ended
                                               September 30, 1995   September 30, 1994
                                               ------------------   ------------------
Net income from servicing operations                 $ 9,071              $ 4,872
Net income (loss) from production operations            (141)               2,734
General and administrative expenses                   (4,800)              (3,583)
Net other income (expense)                             5,373                1,969
Equity in earnings of affiliates                        (255)                (186)
                                                     -------              -------

Net Income                                           $ 9,248              $ 5,806
                                                     =======              =======

Servicing

Net income from servicing increased approximately $4.2 million or 86% for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. The increase in the contribution from servicing primarily resulted from the growth in the servicing portfolio. The average principal balance of loans serviced for the nine month period ended September 30, 1995 (based on beginning of the month totals) increased to approximately $5.0 billion from approximately $3.4 billion for the same period 1994.

The growth in the servicing portfolio is principally due to the acquisition of a $1.5 billion bulk servicing portfolio with an effective acquisition date of August 31, 1995, the acquisition of the HBT portfolio of approximately $1.1 billion effective April 1, 1995 resulting from the Exchange Transaction, and the sale of approximately a $493 million bulk servicing portfolio effective January 31, 1995.

The $1.5 billion bulk servicing acquisition was acquired with an effective acquisition date of August 31, 1995 and a transfer date of November 1, 1995.
As a result, the effects of the acquisition are reflected for one month during the nine months ended September 30, 1995. In addition, pursuant to the terms of the acquisition and interim servicing agreements, the seller is responsible for servicing the portfolio for the period prior to the transfer date of November 1, 1995. The Partnership is obligated to compensate the seller for performing the servicing obligations during the interim servicing period. As a result the Partnership will not achieve the economies of scale normally obtained by acquiring servicing portfolios until the fourth quarter of 1995. During the nine month period ending September 30, 1994, the Partnership acquired three bulk servicing portfolios totaling approximately $2.0 billion of GNMA servicing and sold one bulk servicing portfolio totaling approximately $456 million all with an effective transaction date of June 30, 1994. As a result, the effects of such transactions are reflected for the three month period ending September 30, 1994.

The increases in gross servicing revenues for the nine month period ended September 30, 1995, as compared to the same period for 1994 was principally due to the growth in the servicing portfolio.

Although the average servicing portfolio increased in size for the nine month period ended September 30, 1995 as compared to the same period for 1994, total servicing costs grew only slightly to approximately $4.3 million for the nine month period ended September 30, 1995 to $4.1 million for the nine month period ended September 30, 1994.

Amortization of mortgage servicing rights also increased only slightly to approximately $5.4 million for the nine months ended September 30, 1995 from approximately $5.0 million for the same period in 1994, a net change of only $.4 million. Approximately $1.5 million of the net change relates to additional amortization associated with the acquisitions discussed above, and the increased amortization associated with the implementation of SFAS No. 122.

Production

Net income from production operations decreased to near break-even for the nine months ending September 30, 1995 from $2.7 million for the nine months ended September 30, 1994. Origination volumes and gain on sale of originated loans were adversely effected in early 1995 due to the increase in market interest rates. The decrease in the profitability of the origination operations during 1995 was offset by the implementation of SFAS No. 122. Under SFAS No. 122, a higher gain on sale of the loan is recorded as compared to SFAS No. 65 because under SFAS No. 122 the acquisition cost of the loan is reduced by the amount allocated to the fair value of the originated mortgage servicing rights. If the Partnership had not applied this new accounting in 1995, income from production operations would have been a net loss of approximately $3.8 million.

The principal balance of loans produced for the nine months ended September 30, 1995 increased to approximately $900.7 million from approximately $889.6 million for the same period of 1994, an increase of approximately $11.1 million or 1%. The nine months ended September 30, 1994 excluded the production volume of TMC. TMC was recorded and reported on the equity method of accounting prior to the consummation of the TMC transaction in March 1995. Included in the consolidated 1995 production volumes are $185 million in production for TMC for the period from March 31, 1995 to September 30, 1995. Excluding the impact of TMC, the Partnership's volume decreased $173.9 million or 20%.

The decrease in production net income is primarily related to increased pricing competition in the market, resulting in a decreased profit margin.

In addition, the Partnership is in the process of completing a reorganization and consolidation of all production support functions. The reorganization consists of centralizing and eliminating duplicate production support functions such as accounting, treasury, secondary marketing, shipping, and quality control. The reorganization began August 31, 1995 and is expected to be completed by the end of 1995. The elimination of duplicate functions should increase future profitability of the production division of the Partnership.

General and Administrative Expenses

General and administrative expenses increased to approximately $4.8 million from $3.6 million for the nine months ended September 30, 1995 as compared to the same period of 1994. The increase in general and administrative expenses can be attributed to a number of factors including the recognition of transactional costs associated with the completion of the transactions previously discussed above and one time non-recurring expenses associated with the reorganization and consolidation of the Partnership's mortgage banking operations into one entity. In addition, the Partnership's general and administrative expenses have increased due to the functions required to maintain and support a larger more diverse publicly traded master limited partnership.

Net Other Income (Expense) Items

The increase in net other income (expense) items is attributed to the gain on bulk sale of servicing partially offset by an increase in term interest and other interest expense associated with the completion of the Partnership's term facility in August 1995 and additional amortization and depreciation expense. During the nine months ended September 30, 1995 the Partnership sold servicing rights for a gain of $9.1 million compared to a gain on sale of servicing rights of $3.0 million for the same period of 1994. The increased term debt leverage resulted in an increase of interest expense to $1.6 million for the nine months ended September 30, 1995 from approximately $.7 million for the same period of 1994, an increase of approximately $.9 million. The increased leverage should enable the Partnership to expand its existing mortgage banking operations and take advantage of achieving economies of scale within its mortgage banking operations. The remaining net increase in other items is primarily attributable to the increase in depreciation and amortization of excess cost over identifiable tangible and intangible assets acquired.

Equity in Earnings of Affiliates

Equity in earnings of affiliates for the period from June 30, 1994 to September 30, 1994, represents the Partnership's 50% interest in TMC. Equity in earnings of affiliates for the period from January 1, 1995 to March 31, 1995, represents the Partnership's 50% interest in TMC. As previously discussed, prior to March 31, 1995, the Partnership reported its interest in TMC on the equity method of accounting. Subsequent to March 31, 1995 TMC's operations are consolidated and included in the consolidated operating results of the Partnership.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

10(b) Revolving Warehouse Credit Facility and Servicing Credit Facility dated July 31, 1995
10(c)     Mortgage Servicing Purchase and Sale Agreement dated September 15,
          1995

b. Reports on From 8-K:

1) Form 8-K filed August 14, 1995 (dated July 31, 1995) and Form 8-K/A filed October 12, 1995 (dated July 31, 1995).

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARBOURTON FINANCIAL SERVICES L.P.

                                       By: Harbourton Mortgage Corporation,
                                            General Partner

Date:  November 13, 1995               By: /s/ Rick W. Skogg
                                           -------------------------------------
                                           Rick W. Skogg
                                           President and Chief Operating Officer

Date:  November 13, 1995               By: /s/ Paul Szymanski
                                           -------------------------------------
                                           Paul Szymanski
                                           Chief Financial Officer

Date:  November 13, 1995               By: /s/ Bill L. Reid, III
                                           -------------------------------------
                                           Bill L. Reid, III
                                           Chief Accounting Officer

                                EXHIBIT INDEX


10(b) Revolving Warehouse Credit Facility and Servicing Credit Facility dated July 31, 1995
10(c)     Mortgage Servicing Purchase and Sale Agreement dated September 15,
          1995

27        Financial Data Schedule