Form 10-K
period 1995-12-31
HARBOURTON FINANCIAL SERVICES L P
filed 1996-04-01
CIK 820167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

IXI  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                               OR

I   I      TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 1-9742

               HARBOURTON FINANCIAL SERVICES L.P.
     (Exact name of registrant as specified in its charter)

              DELAWARE                             52-1573349
(State  or  other jurisdiction of incorporation or  organization)
(I.R.S. Employer Identification No.)

2530 S. Parker Road, Suite 500, Aurora, CO          80014
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (303) 745-3661

   Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
Preferred Units                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes         X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [ X ]

At March 20, 1996, registrant had 41,902,891 Preferred Units outstanding including 6,067,913 Preferred Units held by non-affiliates of the registrant with an aggregate market value of such units of approximately $12,894,315 based upon a closing sales price of $2.125.

Documents incorporated by reference:    None

The exhibit index begins at page 46 of this Form 10-K.

                        TABLE OF CONTENTS


                                                            Page

                             PART I

Item 1.   Business                                              4
Item 2.   Properties                                           11
Item 3.   Legal Proceedings                                    13
Item 4.   Submission of Matters to a Vote of Security Holders  13

                             PART II

Item 5.   Market  for  Registrant's Common  Stock  and  Related
          Stockholder Matters                                  15
Item 6.   Selected Financial Data                              16
Item 7.   Management's  Discussion and  Analysis  of  Financial
          Condition and Results of Operations                  17
Item 8.   Financial Statements and Supplementary Data          35
Item 9.   Changes  in  and Disagreements  with  Accountants  on
          Accounting and Financial Disclosure                  35

                            PART III

Item 10.  Directors, Executive Officers, Promoters and  Control
          Persons of the Registrant                            36
Item 11.  Executive Compensation                               40
Item 12.  Security Ownership of Certain Beneficial  Owners  and
          Management                                           42
Item 13.  Certain Relationships and Related Transactions       43

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K                                             49

Signatures                                                     84
Exhibit Index                                                  49

                             PART I


Item 1.   Business

General

Organization
Harbourton Financial Services L.P. ("HBT") was created pursuant to a Certificate of Limited Partnership filed with the Secretary of the State of Delaware on August 12, 1987 and a limited partnership agreement (the "HBT Agreement") dated as of August 12, 1987. Harbourton Mortgage Corporation (the "General Partner") was incorporated in the State of Delaware on August 12, 1987. The General Partner manages the business and affairs of HBT and has exclusive authority to act on behalf of HBT. HBT's termination date is December 31, 2050 unless sooner dissolved or terminated pursuant to the HBT Agreement.

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

As of December 31, 1995, HBT consists of HBT and its wholly-owned subsidiaries Harbourton Mortgage Co., L.P. ("HMCLP") and Harbourton Funding Corporation ("HFC") (collectively referred to as the "Partnership"). HBT, through its subsidiary HMCLP, is a full-service mortgage banking operation that originates and services mortgage loans. As a result of the Partnership's endeavor to enhance its mortgage banking operations, the Partnership completed the following transactions:

Exchange Transaction
On August 5, 1994, Harbourton Holdings, L.P. ("Harbourton"), a Delaware limited partnership, acquired from JHM Capital Corporation ("JCC") (i) all of the issued and outstanding capital stock of the General Partner of HBT and (ii) all of the issued and outstanding Subordinated Units of HBT, pursuant to the terms of a definitive acquisition agreement (the "Transfer Agreement").

Pursuant to the Transfer Agreement and New York Stock Exchange rules, on March 14, 1995, HBT obtained the approval from existing Unitholders to issue to Platte Valley Servicing Co., L.P. ("PVSC"), a 99% owned subsidiary of Harbourton, 21,513,509 Preferred Units of HBT in exchange for PVSC's ownership interest of (i) all of the issued and outstanding limited partnership interest of HMCLP (formerly Platte Valley Funding, L.P.) and (ii) all of the issued and outstanding capital stock of HFC (formerly Platte Valley Funding Corporation), the general partner of HMCLP (the "Harbourton Transaction"). Pursuant to an agreement dated October 1, 1994 (the "TMC Mortgage Agreement"), which was joined in by HBT with the unanimous consent of the independent directors of the General Partner, TMC Mortgage Corp. and two of its shareholders (the "TMC Parties") agreed to contribute to HBT their aggregate direct and indirect 50% interest in TMC Mortgage Co., L.P. ("TMC"), a partnership engaged in the origination and sale of mortgage loans in the eastern United States, in exchange for 829,119 Preferred Units (the "TMC Transaction"). On the same date, HMCLP agreed to include its 50% aggregate direct and indirect equity interest in TMC as part of the assets owned by it at the time of the consummation of the Harbourton Transaction (collectively, the "Exchange Transaction").

Upon the consummation of the Exchange Transaction, HMCLP became a subsidiary of HBT and TMC became a subsidiary of HBT, with an aggregate 50% equity interest owned by HBT and an aggregate 50% equity interest owned by HMCLP. The effect of the Exchange Transaction was that PVSC acquired approximately 75.7% of the issued and outstanding Preferred Units of HBT, and the TMC Parties acquired approximately 2.9% of the issued and outstanding Preferred Units at that date. HBT has continued to exist in accordance with the provisions of the HBT Agreement, which was substantially unchanged by the Exchange Transaction.

Western Transaction
On July 31, 1995 the Partnership completed its acquisition of Western Sunrise Holdings, L.P. (the "Western Transaction") and its subsidiaries, Western Sunrise Mortgage Co., L.P. and its general partner Western Sunrise Mortgage Corporation (collectively "Western"). Western had been an affiliated mortgage originator and servicer headquartered in Sacramento, California and was a subsidiary of Harbourton. At the transaction date (July 31, 1995), the net book value of Western was approximately $5.7 million. The fair value of Western on that same date was approximately $15.7 million, and in exchange for Western, Harbourton received approximately 8.6 million Series B Preferred Units having generally the same rights as the outstanding Preferred Units. In addition, if the performance of the production operations of Western exceed certain projections during a 24 month period, Harbourton will receive additional units. The Western Transaction was accounted for as a reorganization of entities under common control similar to a pooling-of-interests. During the quarter ended December 31, 1995, the Preferred Unitholders voted to convert the Series B Units to Preferred Units at a conversion ratio of one Preferred Unit for each Series B Unit. See Submission of Matters to a Vote of Security Holders.

In conjunction with the Western Transaction, the Partnership merged Western into HMCLP. Simultaneously, the other mortgage banking subsidiary of the Partnership, TMC, was also merged into HMCLP and the Partnership transferred all of HBT's mortgage banking-related assets to HMCLP.

Business Activities

The Partnership's primary business activity is mortgage banking, which is conducted through its wholly-owned subsidiary HMCLP. Mortgage banking consists of (i) mortgage loan servicing activities, including the acquisition and sale of mortgage servicing rights, (ii) the origination and purchase of mortgage loans, including the securitization and sale of the mortgage loans with the related servicing rights retained or released, and
(iii) investments in other mortgage-related securities. HMCLP is an approved Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("Freddie Mac") licensee.

Mortgage Servicing Activities
The Partnership services and subservices a mortgage loan portfolio totaling approximately $6.3 billion at December 31,
1995. A mortgage loan servicing portfolio represents the contractual right to administer a pool of mortgage loans for the owner of the loans. In return for such services, the servicer receives a monthly servicing fee and the right to receive other forms of compensation.

The servicing of a mortgage loan generally involves collecting the monthly mortgage, property tax and insurance payments from the borrower, paying the principal and interest portion of such monthly payment to the owner of the mortgage loan, maintaining insurance and tax escrow funds, and paying real estate taxes and hazard insurance premiums to the appropriate recipients when due. The mortgage loan servicer may also be required to manage the foreclosure of the loan in the event of a default, disburse insurance proceeds in the event of damage to the mortgaged property, analyze the tax and insurance escrow account to ensure that adequate funds are being reserved, and generally deal with the variety of administrative details that can arise between the borrower and the owner of the mortgage loan.

As compensation for servicing the mortgage loans, the servicer generally receives a fee based on the outstanding mortgage balances. The fee is typically paid through retention by the servicer of a portion of the interest payments on the mortgage loans. The servicer may maintain, on behalf of the mortgagor, property tax and insurance payments in a custodial account, and the servicer may derive benefits from the account balances. The servicer may also benefit from the mortgage principal and interest balances because the servicer may in certain circumstances hold collected payments before having to remit such payments to the mortgage owner or other recipient. Additional compensation takes the form of late fees and other miscellaneous fees. The principal operational costs related to mortgage servicing are charges associated with personnel, electronic data processing, and foreclosures.

In addition to the need to efficiently manage operational costs, the amount of revenue and profit that may be received from investments in servicing portfolios is materially affected by the rates at which the balances of underlying mortgages loans are paid and the default risk associated with various servicing agreements. Rapid prepayments by borrowers reduce aggregate mortgage loan balances and, consequently, reduces the dollar amount of servicing fees. Prepayment rates vary based upon market interest rate fluctuations and a wide variety of other factors. Prepayments on a pool of mortgage loans are influenced by a variety of economic, geographic, social and other factors, including changes in mortgagors' housing needs, job transfers, unemployment, and mortgagors' net equity in the mortgaged properties. The timing and level of prepayments cannot be predicted with any degree of certainty. Generally, prepayments on mortgage loans will increase during a period of falling mortgage interest rates and decrease during a period of rising mortgage interest rates. Accordingly, servicing income earned by the Partnership is negatively impacted during a period of declining mortgage interest rates and favorably impacted during a period of rising interest rates.

The adverse impact on the servicing portfolio from declining interest rates may be offset by a positive impact on mortgage production operations due to increased mortgage loan originations (as discussed below). In comparison, during periods of rising interest rates, prepayments decline causing mortgage loan origination volume to decrease. Accordingly, this adversely impacts the mortgage production operations, which may be mitigated by the favorable impact on the servicing portfolio.

Ownership of servicing portfolios also involves considerations associated with the default risk that vary depending upon, among other things, the quality and character of the underlying mortgage loans and the terms of the various servicing contracts. For mortgage loans serviced on behalf of GNMA, FNMA or Freddie Mac programs, payments of principal and interest on the mortgage loans are generally guaranteed or insured, except that the amount payable under the agency insurance or guarantee is typically subject to certain reductions for amounts that the servicer is obligated to pay in respect of foreclosure costs (such as attorneys fees, lost interest and other expenses), and further, in the case of the Veterans Administration ("VA") guaranteed mortgage loans, the VA has the authority to limit its obligations to the reimbursement of the lesser of a percentage of the defaulted loan's outstanding principal or a specified guaranteed amount and the servicer then takes the market risk of disposing of the property to recover the unreimbursed principal plus unpaid interest and foreclosure costs.

Mortgage Loan Originations
During 1995, the Partnership originated approximately $1.5 billion mortgage loans. The Partnership primarily originates and purchases mortgage loans insured by the Federal Housing Administration ("FHA"), mortgage loans partially guaranteed by the VA, and conventional mortgage loans. A majority of the conventional loans are conforming loans which qualify for inclusion in guarantee programs sponsored by the FNMA or Freddie Mac. The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans or other loans that do not meet FNMA or Freddie Mac requirements). The Partnership's guidelines for underwriting FHA-insured loans and VA-guaranteed loans comply with the criteria established by such agencies. The Partnership's guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by FNMA and/or Freddie Mac. The Partnership's guidelines for underwriting conventional non-conforming loans are based on the underwriting standards employed by private mortgage insurers and private investors for such loans.

The Partnership originates and purchases mortgage loans through three principal geographic regions (Eastern United States, Western United States and Central United States), which consist of approximately 25 branch offices, on both a wholesale and retail basis.

The historic production volume has been comprised of approximately 75% wholesale originations. On a wholesale basis, the Partnership originates loans through and purchases loans from mortgage loan brokers and correspondents. Loans produced on a wholesale basis comply with the Partnership's and investor's underwriting criteria. In addition, quality control personnel review loans for compliance with these criteria. Approximately 1,300 mortgage brokers and correspondents qualify to participate in the Partnership's wholesale business. Mortgage loan brokers and correspondents qualify to participate only after a review by the Partnership's management of their reputation, mortgage lending expertise, and financial wherewithal. The remaining 25% of the originations are originated on a retail basis, which consists of originating loans directly with the mortgagor. Loans produced on a retail basis comply with the Partnership's and investor's underwriting criteria. In addition, quality control personnel review loans for compliance with these criteria.

The sale of originated mortgage loans to third parties may generate a gain or loss to the Partnership. Gains or losses result primarily from three factors. First, mortgage loans may be originated at a price (i.e., interest rate and discount) which is higher or lower than the Partnership would receive if it immediately sold the mortgage loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the wholesale loan origination market. Second, gains or losses may result from changes in interest rates which result in changes in the market value of the mortgage loans, or commitments to purchase mortgage loans, from the time the price commitment is given to the borrower or correspondent until the time that the mortgage loan is sold by the Partnership. Third, the value of the originated servicing associated with the mortgage loans may be recognized in accordance with SFAS No. 122 or realized by selling the originated product on a servicing released basis.

The Partnership's production is continuously subjected to economic evaluation to determine the best execution for its disposition (i.e., servicing released versus servicing retained). During 1995, the Partnership retained approximately 44% of its originated servicing.

In order to offset the risk that a change in interest rates will result in a decrease in the value of the Partnership's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Locked Pipeline"), the Partnership enters into hedging transactions. The Partnership's hedging policies generally require that substantially all of its inventory of conforming and government loans and the maximum portion of its Locked Pipeline that it believes may close be hedged with forward contracts for the delivery of mortgage-backed securities ("MBS") or options on MBS. The inventory is then used to form the MBS that will fill the forward delivery contracts and options. The Partnership is exposed to interest-rate risk to the extent that the portion of loans from the Locked Pipeline that actually closes at the committed price is less than the portion expected to close in the event of a decline in rates and such shortfall in closings is not covered by forward contacts and options to purchase MBS. The Partnership determines the portion of its Locked Pipeline that it will hedge based on numerous factors, including the composition of the Partnership's Locked Pipeline, the portion of such Locked Pipeline likely to close, the timing of such closings, and changes in the expected number of closings effected by changes in interest rates.

Competition
The mortgage banking activities in which the Partnership has engaged are highly competitive. The Partnership competes with financial institutions, such as banks, savings and loan associations, other mortgage bankers, insurance companies, and securities firms, in acquiring, holding and selling mortgage loans and the related mortgage servicing rights, purchasing and selling bulk mortgage servicing rights and servicing mortgage loans. Many of the Partnership's mortgage banking competitors are significantly larger, have a larger market share, and have financial resources substantially greater than those of the Partnership.

Regulation of Mortgage Banking
Mortgage banking is a highly regulated industry. HMCLP is subject to the rules and regulations of, and examinations by, the Department of Housing and Urban Development ("HUD"), FNMA, Freddie Mac, FHA, VA, GNMA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other Federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on HMCLP, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features, in some cases, fix maximum interest rates, fees and loan amounts and regulate servicing. FHA lenders are required annually to submit to the Federal Housing Commissioner audited financial statements and are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with FHA regulations, policies and procedures. FNMA, Freddie Mac, GNMA and FHA require the maintenance of specified net worth levels. Among other Federal consumer credit laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-In-Lending Act, Real Estate Settlement Procedures Act, the Fair Housing Act, the Home
Mortgage   Disclosure   Act,  and  the  regulations   promulgated
thereunder which variously prohibit discrimination, unlawful kickbacks and referral fees, and abusive escrow practices and require the disclosure of certain information to borrowers concerning credit and settlement costs and servicing. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions which may involve civil money penalties or treble damages.

Various state laws affect HMCLP's mortgage banking operations. HMCLP is licensed to do business in those states where their operations require such licensing. Certain states require that interest must be paid to mortgagors on funds deposited by them in escrow to cover mortgage-related payments such as property taxes and insurance premiums.

From time to time, legislative proposals are introduced which, if enacted, could potentially have a significant impact on HMCLP's business. HMCLP cannot predict whether any of such proposals will ultimately be enacted, what the final form of any such proposals might take, or whether, if enacted, such proposals will have a material adverse effect on the business of HMCLP.

Mortgage-Related Securities
In connection with the consummation of the Exchange Transaction, the Partnership, acquired investments in other mortgage-related securities and trusts. "Mortgage-related securities" are securities that, directly or indirectly, represent participation in, or are secured by and payable from, mortgage loans secured by single family and multifamily residential real property and commercial property. The cash flow generated by the mortgage assets underlying an issue of mortgage-related securities is applied first to make the required payments on such mortgage-related securities and second to pay the related administrative expenses. The residual cash flow in a mortgage-related securities transaction generally represents the excess cash flow remaining after making such payments (the "residual cash flows" or "CMO residual interest").

The Partnership also owns investments in securitized mortgage acceptance trusts ("SMATs") which are investments that indirectly entitle the Partnership to the residual cash flows generated by mortgage related assets underlying an issuance of a mortgage related securities transaction. In a mortgage related securities transaction, the residual cash flows generated represent the excess cash flows after all required payments including administrative expenses have been disbursed pursuant to the terms of the mortgage related securities transaction. As owner of these residual cash flows the Partnership retains the option to call or redeem the underlying collateral once the balance falls below a minimum required amount. These investments are classified as trading securities since the Partnership is actively seeking to sell these investments. Fair market value of these investments generally represents the estimated amount which such investments could be exchanged in a transaction between willing parties. Fair value is based on estimated future cash flows utilizing estimates of, value of the underlying collateral, future prepayment rates, timing of the anticipated call date, and other factors impacting the value of the underlying collateral. Projected cash flows are discounted using estimates of discount rates established in market transactions for instruments with similar underlying characteristics and risks.

The SMATs investment provide a partial hedge against the Partnership's mortgage servicing portfolio since the value of the hedge increases during periods of declining interest rates. Conversely, the value of the Partnership's mortgage servicing portfolio decreases during periods of declining interest rates.

Restrictions on Business Expansion
Section 7704 of the Internal Revenue Code (the "Code") provides, in general, that a publicly traded partnership will be taxed as a corporation for federal income tax purposes unless at least 90% of the partnership's gross income is "qualifying income," as described below. An "existing partnership," however, will not be taxed as a corporation until the partnership's first taxable year beginning after December 31, 1997, as long as it does not add a "substantial new line of business." An "existing partnership" is defined to include a partnership with respect to which a registration statement indicating the partnership was to be a publicly traded partnership was filed with the Securities and Exchange Commission on or before December 17, 1987, and includes the Partnership. "Qualifying income" includes certain interest, dividends, certain real property rents, and gains from the sale or disposition of a capital asset or property described in
Section 1231(b) of the Code which is held for the production of "qualifying income."

HBT has treated itself as a publicly traded partnership for federal income tax purposes since its inception. HBT, as an entity, currently is not subject to federal income tax because it is an "existing partnership." Instead, each Unitholder takes into account his distributive share of all items of Partnership income, gain, loss, deduction, and credit for the taxable year of HBT ending within or with the taxable year of the Unitholder in computing his federal income tax liability for the taxable year, regardless of whether the Unitholder has received any cash distributions from HBT. Pursuant to the HBT Agreement, HBT may not enter into a "substantial new line of business" as such term is defined in the applicable provision of the Code. The law is not clear as to the meaning of the term "substantial new line of business," and HBT may be restricted in its ability to expand the scope of its business. In this connection, HBT in its existing form may be restricted from fully participating in the mortgage-related securities markets and mortgage banking industry as they evolve.

Possible Action in the Event of Adverse Tax Developments
As a result of provisions currently in the tax law, the Partnership will be taxed as a corporation for federal income tax purposes ("an Adverse Tax Consequence") unless 90% of the Partnership's gross income is "qualifying income" as defined in the Code for its tax year beginning on January 1, 1998. Under the HBT Agreement, in the event that the General Partner reasonably believes that within one year there is a substantial risk of the occurrence of an Adverse Tax Consequence , the General Partner may, (i) halt or limit trading in the Units or cause the Units to be delisted from any national securities exchange on which they may be traded, (ii) impose restrictions on the transfer of the Units (by amending the HBT Agreement or otherwise), (iii) modify, restructure or reorganize the Partnership, or any other subsidiary entity of the Partnership as a corporation, a trust or any other type of legal entity (the "New Entity"), (iv) liquidate the Partnership or (v) continue the Partnership and be treated as a corporation as a result of the reclassification. In any such event, the Units may be converted into equity of a New Entity in the manner determined by the General Partner in its sole discretion, provided that each outstanding Unit of the same class or series is treated equally, and the relative fair market values of the securities into which Units and the general partnership interest are converted are in proportion to the amounts the holders thereof would receive upon liquidation of the Partnership. The respective equity interests received by the holders of Preferred Units, Subordinated Units and the General Partner will be entitled to dividends or other distributions on terms that the General Partner, with the consent of the independent directors, determines are substantially equivalent to the relevant priorities as to distributions to the holders of Preferred Units, Subordinated Units and the General Partner. The General Partner is required to provide written notice of any proposed action in connection with an Adverse Tax Consequence to the Unitholders at least 30 days prior to the taking of any such action. In the absence of a vote of two-thirds interest of the Unitholders against any such action, the General Partner may take such action and is not required to choose the action which is least disruptive to the Partnership or Unitholders under the circumstances. The Subordinated Unitholder is not permitted to vote for this purpose. There can be no assurance that such action will not result in adverse tax consequences to the Partnership or the Preferred Unitholders.

Employees
At  March  20,  1996, the Partnership employed approximately  670 persons,  430 of whom were engaged in production activities,  190 were engaged in loan administration activities, and 50 were engaged in other activities.

Item 2.   Properties

The primary executive and administrative offices of the Partnership and its subsidiaries are located in leased space at 2350 South Parker Road, Aurora, Colorado, and consists of approximately 33,000 square feet. The lease term extends through May 31, 2001. The Partnership also owns an office facility of approximately 37,000 square feet located in Scottsbluff, Nebraska, which is used to house the Partnership's loan servicing operations. In addition, the Partnership leases office space throughout the United States for each of its production branch offices varying in size and lease terms.

Item 3.   Legal Proceedings

Periodically, the Partnership becomes the subject of legal proceedings in connection with the general operations of its business. The Partnership does not believe the resolution of such claims would have a material adverse effect on its financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

At a meeting of the Limited Partners of the Partnership on November 28, 1995, the Limited Partners of the Partnership were asked to approve (i) the conversion of the Partnership's Series B Preferred Units into Preferred Units of the Partnership at a conversion ratio of one Preferred Unit for each Series B Unit and
(ii) the adoption of the Harbourton Financial Services L.P. Preferred Unit Option Plan.

Pursuant to the terms of an agreement dated July 28, 1995, among Harbourton General Corporation ("HGC"), Harbourton and the Partnership, the Partnership completed the acquisition of Western Sunrise Holdings, L.P. ("Western") on July 31, 1995. Western was a mortgage originator and servicer headquartered in Sacramento, California. The acquisition was effected by the contribution to the Partnership by Harbourton and HGC of all of the partnership interests in Western. At the transaction date (July 31, 1995), the net book value of Western was approximately $5.7 million. The fair value of Western on that same date was approximately
$15.7 million. The purchase price for Western was paid by issuing to Harbourton and HGC an aggregate of 8,574,317 Series B Units. In addition, if the performance of the production operations of Western exceed certain projections during a 24-month period, Harbourton and HGC will receive additional units.

Further, on July 26, 1995, the Board of Directors of the General Partner approved the issuance of 3,433,623 Series B Units to PVSC and 1,484,410 Series B Units to Harbourton in exchange for the repayment of certain indebtedness totaling approximately $9 million owed by the Partnership and its subsidiaries to PVSC and Harbourton. The net effect of these transactions was to convert the $9 million of debt into additional equity in the Partnership.

Accordingly, Unitholders were asked to approve the conversion of these Series B Preferred Units into Preferred Units of the Partnership at a conversion ratio of one Preferred Unit for each Series B Unit. The votes of the Unitholders were as follows:

For            23,761,814
Against           109,268
Abstentions        53,955
     Total     23,925,037

In September 1995, the Board of Directors of the General Partner adopted the Harbourton Financial Services L.P. Preferred Unit Option Plan (the "Option Plan") for the purpose of attracting and retaining qualified directors, officers and employees of the Partnership, the General Partner and certain affiliates, to provide a means of performance-based compensation for key employees, and to provide incentives for the participants in the Option Plan to enhance the value of the Preferred Units.

Accordingly, Unitholders were asked to approve the adoption of the Preferred Unit Option Plan. The votes of the Unitholders were as follows:

For            23,578,000
Against           302,927
Abstentions        44,110
     Total     23,925,037

                             PART II


Item 5.   Market   for  Registrant's  Common  Stock  and  Related
          Stockholder Matters

The  Partnership's Preferred Units are listed  on  the  New  York
Stock Exchange ("NYSE") under the symbol "HBT".

The table below sets forth the high and low prices for the Partnership's Preferred Units for the quarters indicated, as reported by the NYSE.

    Quarter Ended           High                Low

     Prior to Exchange Transaction:

     March 31, 1994       $4.875               3.625
     June 30, 1994         3.750               1.875
     September 30, 1994    2.750               1.125
     December 31, 1994     1.625               0.875

     Subsequent to Exchange Transaction:

     March 31, 1995        1.875               1.000
     June 30, 1995         2.250               1.500
     September 30, 1995    2.125               1.500
     December 31, 1995     1.875               1.375

HBT declared and distributed cash of $.05 per Preferred Unit during the quarter ended March 31, 1994. This cash distribution was made by HBT prior to the Exchange Transaction dated March 15, 1995. No other cash distributions have been declared or distributed by HBT since the quarter ended March 31, 1994. At December 31, 1995, the number of outstanding units totaled approximately 41.9 million. Approximately 35.8 million units are held by Harbourton and its affiliates and certain TMC parties. The Partnership's remaining 6.1 million were held by approximately 4,100 unitholders of record at December 31, 1995.

Distributions
The Partnership intends, at a minimum, to make annual cash distributions to the Preferred Unitholders in an amount intended to approximate the maximum Federal income tax liability of an individual U.S. resident taxpayer arising from its ownership of the Preferred Units unless, in the judgment of the board of directors of the General Partner, with the consent of the independent directors, such minimum distribution would materially and adversely affect the interests of the Preferred Unitholders or the continued operation of the Partnership.

The extent to which the Partnership will make cash distributions beyond such minimum levels will depend upon a number of factors, including the Partnership's cash flow, profitability, and growth expectations, and restrictions contained in its agreements with its lenders. Due to the fact that the Partnership incurred a tax loss during the year ended December 31, 1995, no distributions were made.

Distribution Reinvestment Plan
The Partnership has established a distribution reinvestment plan (the "Plan"), pursuant to which Preferred Unitholders may elect to have all distributions automatically reinvested by a plan agent (the "Plan Agent") in Preferred Units pursuant to the Plan. Participation by Preferred Unitholders in the Plan is strictly voluntary and those who elect not to participate will receive all distributions in the same manner as if the Partnership did not have such a Plan.

A Preferred Unitholder may initially elect to participate in the Plan with respect to all or a portion of the Preferred Units registered in his or her name ("Participating Preferred Units"), and a Preferred Unitholder may from time to time after such initial election change the number of his or her Participating Preferred Units by written notice to the Plan Agent. As and when cash distributions are made on the Partnership's Preferred Units, the Partnership will pay to the Plan Agent all distributions payable on Participating Preferred Units (less tax withheld, if any). On the date on which the Plan Agent receives such distributions (or as soon as practicable thereafter), the Plan Agent will apply such distributions to the purchase of Preferred Units on the open market, and will allocate Preferred Units so purchased (including fractional Preferred Units) to each participant in accordance with the distributions received with respect to such participant's Participating Preferred Units. The price to a participant of Preferred Units purchased on the open market will be the weighted average price of the Preferred Units so purchased.

In the future, the Partnership may elect to register and issue Preferred Units to participants in lieu of open market purchases. The price to a participant of Preferred Units purchased from the Partnership will be 100% of the closing price of Preferred Units reported by the New York Stock Exchange on the first trading day after the Plan Agent receives the distributions.

Participants in the Plan may withdraw from the Plan upon written notice to the Plan Agent or by withdrawing all of his or her Participating Preferred Units. When a participant withdraws from the Plan or upon termination of the Plan as provided below, certificates for whole Preferred Units credited to his or her account under the Plan will be transferred to the participant and a cash payment will be made for any fraction of a Preferred Unit credited to such account.

The Plan Agent will maintain each Preferred Unitholder account in the Plan and will furnish written confirmations of all transactions in the accounts, including information needed by Preferred Unitholders for personal and tax records. Preferred Units in the account of each Plan participant will be held by the Plan Agent in noncertificated form in the name of the participant, and each Preferred Unitholder's proxy will include those whole Preferred Units purchased pursuant to the Plan.

There is no charge to participants for reinvesting distributions, except for certain brokerage commissions, as described below. The Plan Agent's fees for the handling of the reinvestment of the distributions will be paid by the Partnership. There will be no brokerage commissions charged with respect to Preferred Units issued directly by the Partnership. However, each participant will pay a pro rata share of brokerage commissions incurred with respect to the Plan Agent's open market purchases in connection with reinvestment of distributions.

The automatic reinvestment of distributions will not relieve participants of any Federal income tax that may be payable on such distributions.

Experience under the Plan may indicate that changes are desirable. Accordingly, the Partnership reserves the right to amend or terminate the Plan by giving written notice of the change to all Preferred Unitholders at least 30 days before the record date for the distribution.

Item 6.   Selected Financial Data
          (in thousands except per unit data)

Earnings Data

The historical consolidated results of operations presented herein primarily represent the following: a) HMCLP and Western for the periods prior to June 30, 1994, b) HMCLP and Western plus a 50% equity interest in TMC for the period from July 1, 1994 through March 31, 1995, and c) HMCLP, Western, HBT and TMC, from April 1, 1995 through December 31, 1995. See Management's Discussion and Analysis for further discussion of these transactions.

                            For the years ended December 31,
                      1995      1994     1993      1992      1991
                                                              (a)

Total Revenues       53,414    36,551    41,797    14,549         5

Net Income           11,624     4,834    11,525     2,787         5

Net    Income   Per     .31       .16       .38       .09       .00
Unit
Weighted Average
Preferred Units      37,310    30,088    30,088    30,088    21,514
Outstanding

Distributions
Declared  per
Preferred Unit (b)      .00       .05       .57      1.02     1.33

(a)  Reflects  results  of  operations  from  November  5,  1991,
     inception   date  of  the  predecessor/acquirer  (Harbourton
     Mortgage Co., L.P.), through December 31, 1991.

(b) Distributions declared per Preferred Unit reflect the historical distributions made by HBT (formerly JHM Mortgage Securities L.P.) for the period through March 14, 1995 and the reorganized HBT subsequent to March 14, 1995, based on the weighted average Preferred Units during those periods. These distributions have no relation to the operations and weighted average Preferred Units presented above, which are presented on the basis of the reorganization, are further described in Management Discussion and Analysis.


Balance Sheet Data

                                  As of  December 31,
                      1995       1994      1993       1992      1991

Selected Assets
Mortgage loans held  $232,073   $45,237   $157,858   $86,732   $   --
for sale, net

Advances               21,016    22,252     16,751    12,939       --
receivable, net

Mortgage  servicing    75,846    33,899     22,194    17,567       --
rights, net

  Total Assets       $356,095  $116,201   $217,749  $129,085   $1,195


Selected
Liabilities
Lines of credit      $232,144    $54,065    $158,578 $93,659   $   --

Term loans             37,215     22,333       6,596   8,679       --

Partners' Capital    $ 54,507    $25,769    $ 31,241 $18,632   $1,105


Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

The following is management's discussion and analysis of the financial condition and results of operations of the Partnership.
The discussion and analysis should be read in conjunction with the financial statements included herein.

Recent Developments

As a result of the Partnership's endeavor to enhance its mortgage banking operations, the Partnership has recently completed the following transactions:

Exchange Transaction
On August 5, 1994, Harbourton Holdings, L.P. ("Harbourton"), a Delaware limited partnership, acquired from JHM Capital Corporation ("JCC") (i) all of the issued and outstanding capital stock of the General Partner of HBT and (ii) all of the issued and outstanding Subordinated Units of HBT, pursuant to the terms of a definitive acquisition agreement (the "Transfer Agreement").

Pursuant to the Transfer Agreement and New York Stock Exchange rules, on March 14, 1995, HBT obtained the approval from existing Unitholders to issue to Platte Valley Servicing Co., L.P. ("PVSC"), an affiliate of Harbourton, 21,513,509 Preferred Units of HBT in exchange for PVSC's ownership interest of (i) all of the issued and outstanding limited partnership interest of Harbourton Mortgage Co., L.P. (formerly Platte Valley Funding, L.P.) ("HMCLP")and (ii) all of the issued and outstanding capital stock of Harbourton Funding Corporation (formerly Platte Valley Funding Corporation ("HFC"), the general partner of HMCLP (the "Platte Valley Transaction"). Pursuant to an agreement dated October 1, 1994 (the "TMC Mortgage Agreement"), which was joined in by HBT with the unanimous consent of the independent directors of the General Partner, TMC Mortgage Corp. and two of its shareholders (the "TMC Parties") agreed to contribute to HBT their aggregate direct and indirect 50% interest in TMC Mortgage Co., L.P. ("TMC"), a partnership engaged in the origination and sale of mortgage loans in the eastern United States, in exchange for 829,119 Preferred Units (the "TMC Transaction"). On the same date, HMCLP agreed to include its 50% aggregate direct and indirect equity interest in TMC as part of the assets owned by it at the time of the consummation of the Platte Valley Transaction.

Upon the consummation of the Exchange Transaction, HMCLP became a subsidiary of HBT and TMC became a subsidiary of HBT, with an aggregate 50% equity interest owned by HBT and an aggregate 50% equity interest owned by Platte Valley. The effect of the Exchange Transaction was that PVSC acquired approximately 75.7% of the issued and outstanding Preferred Units of HBT, and the TMC Parties owned approximately 2.9% of the issued and outstanding Preferred Units. HBT has continued to exist in accordance with the provisions of the HBT Agreement, which was unchanged by the Exchange Transaction.

Western Transaction
On July 31, 1995 the Partnership completed its acquisition of Western, an affiliated mortgage originator and servicer headquartered in Sacramento, California. Western had been a subsidiary of Harbourton. At the transaction date (July 31,
1995), the net book value of Western was approximately $5.7 million. The fair value of Western on that same date was approximately $15.7 million. In exchange for Western, Harbourton received approximately 8.6 million Series B Preferred Units having generally the same rights as the outstanding Preferred Units. In addition, if the performance of the production operations of Western exceed certain projections during a 24 month period, Harbourton will receive additional Preferred Units. During the quarter ended December 31, 1995 a majority of the Preferred Unitholders voted to convert these Series B Units to Preferred Units at a conversion rate of one Series B Unit to one Preferred Unit. Western, which originated loans primarily on a wholesale basis in the western United States, had mortgage origination volume of approximately $846 million in 1994 and $466 million during the seven months ended July 31, 1995 (i.e., prior to the acquisition by the Partnership). At the acquisition date, Western owned servicing rights related to approximately $644 million in mortgage loans, which had been subserviced by the Partnership since the latter part of 1994. The Partnership acquired Western to provide broader geographic coverage, economies of scale through greater production volumes, and to act as a valuable hedge against prepayment risk associated with the Partnership's servicing portfolio.

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

Debt Refinancing
In addition to the restructuring transactions, the Partnership refinanced the separate credit facilities of Western, TMC, Harbourton Mortgage Co., L.P. and itself with a new syndicated credit facility. The syndicated facility was completed by the end of the third quarter of 1995 and consists of the following:
(i) a $200.0 million warehouse facility (which was increased to $300 million in January of 1996), (ii) a $76.4 million servicing facility which consists of four tranches as follows: a) a $41.4 million servicing term facility, shich was funded at closing, and amortizes in twenty equal quarterly payments, b) a $15.0 million line of credit, available for two years, to finance up to 65% of the purchase price of future bulk servicing acquisitions, c) a
$15.0  million  revolving  credit   line  to   finance  mid-month
principal and interest advance receivables, maturing July 31, 1996 and repaid during the first week of the month following each advance, and d) a $5.0 million revolving credit line used to finance taxes and insurance and foreclosure advance receivables, maturing July 31, 1996.

The syndicated facility is subject to minimum debt service coverage requirements, net worth requirements, and loan-to-value restrictions. The borrower on the facility is HMCLP and borrowings are guaranteed by HBT. The Partnership incurred and paid an up-front fee in the amount of $414 thousand on tranches
a) and b), as noted above, of the servicing secured facility. See also the notes to the consolidated financial statements for a further description of the credit facility. This refinancing will provide the financial resources needed by the Partnership to increase its servicing portfolio (as noted below) and its origination operations through strategic acquisitions of servicing and origination entities.

Debt Conversion
During the third quarter of 1995, Harbourton and its affiliates converted $9.0 million of notes receivable from the Partnership into equity in the Partnership. In connection with the debt to equity conversion, Harbourton and its affiliates received approximately 4.9 million of Series B Preferred Units having generally the same rights as the outstanding Preferred Units. During the quarter ended December 31, 1995 these Series B Units were converted to Preferred Units at a conversion rate of one Series B Unit to one Preferred Unit.

Following the consummation of the Western transaction and the debt to equity conversion, Harbourton and its affiliates own approximately 83.5% of the Preferred Units of the Partnership.

Servicing Acquisition
During the third quarter of 1995, the Partnership entered into a Purchase and Sale Agreement for the acquisition of approximately $1.5 billion of GNMA mortgage servicing rights. The Purchase and Sale Agreement, among other things, called for an effective acquisition date of August 31, 1995 with a November 1, 1995 transfer of the servicing responsibilities. The Partnership funded the initial down payment during the third quarter of 1995 and has reflected the remaining payments due to the seller in installment purchase obligations in the accompanying consolidated balance sheets. In conjunction with the Purchase and Sale Agreement, the Partnership entered in to an Interim Servicing Agreement with the seller to perform the servicing functions, for the period from August 31, 1995 to the transfer date, on behalf of the Partnership. As a result the Partnership did not benefit from any economies of scale achieved with this acquisition until the servicing responsibilities were transferred.

The Partnership expects to continue to pursue transactions which management believes will further enhance the Partnership's mortgage banking operations. No assurance can be given that any such transactions will be consummated and if consummated, that they will have a favorable impact on the Partnership.

Other Developments

Impact of Financial Accounting Standards Board Statement No. 122 The Partnership adopted SFAS No. 122 during the third quarter of 1995 retroactive to the beginning of its fiscal year, January 1, 1995. SFAS No. 122 prohibits retroactive application to prior years, therefore, the historical results for 1995 and the years prior to 1995, presented herein, are reported using different accounting rules (i.e., SFAS No. 122 in 1995 versus SFAS No. 65 in prior years). The primary differences between the two accounting rules, as it applies to the Partnership, relate to the accounting treatment for originated mortgage servicing rights ("OMSRs") and the methodology for evaluating and measuring impairment of capitalized mortgage servicing rights ("MSRs").

Prior to the adoption of SFAS No. 122, the Partnership did not capitalize its OMSRs. As a result, the Partnership's historical financial statements, prior to January 1, 1995, did not recognize the additional value of the OMSRs, although the OMSRs had market value at the time they were created. Under SFAS No. 122 , OMSRs are treated as an asset separate from the underlying loan and capitalized as MSRs. Subsequent to the adoption of SFAS No. 122, the cost of creating a mortgage loan was allocated, at the time of origination, between the loan and the servicing right based on their relative fair values. Additionally, gains on the sales of loans, attributable to the allocation of value to the OMSRs, were recognized at the time the related loan was sold, although the OMSR asset was recognized on the date the loan was originated.

Further,  the  Partnership  has  capitalized  approximately  $2.0 million of OMSRs for which the underlying loans have not been sold as of December 31, 1995 resulting in a reduction in the balance of mortgage loans held for sale.

In addition to the capitalization of OMSRs as MSRs, the Partnership has changed its methodology for evaluating and measuring the impairment of capitalized mortgage servicing rights. Prior to the adoption of SFAS No. 122, the Partnership evaluated the impairment of purchased mortgage servicing rights on an acquisition by acquisition basis, on a disaggregated basis, based on the future undiscounted net servicing income related to each acquired portfolio. SFAS No. 122 requires that, for the purpose of evaluating and measuring impairment of MSRs, a mortgage banking enterprise must stratify its MSRs based on one or more predominant risk characteristics associated with the underlying loans. The Partnership has determined those risk characteristics to be loan type and interest rate. As noted previously, the Partnership adopted SFAS No. 122 during the third quarter ended September 30, 1995 retroactive to January 1, 1995. At that date, the Partnership reallocated its book basis in its mortgage servicing rights (which had previously been recorded on an acquisition by acquisition basis) to its new risk stratum based on a relative fair value basis. The individual tranches of the portfolio were valued by an independent third party to determine the fair value of the MSRs. The fair value was then compared to the carrying value of each risk stratum, net of the related foreclosure reserve, to determine if a reserve for impairment was required.

The amount of impairment recognized is the amount by which the capitalized MSRs for each risk stratum exceed the respective fair value of the MSRs. Impairment is recognized through adjustments to a valuation allowance to reflect changes in the measurement of
impairment.   Fair value in excess of the amount  capitalized  as
MSRs is not recognized. In determining servicing value impairment at December 31, 1995 on a stratum by stratum basis, the net carrying value exceeded its respective fair market value resulting in the recordation of a valuation allowance. As of December
31,   1995    a   valuation   allowance   of  approximately  $1.1
million was recorded against various portfolio risk stratum. This was due primarily to a decrease in interest rates during the fourth quarter causing a decrease in the value of those related servicing rights. Mortgage interest rates decreased in excess of 50 basis points during the fourth quarter. This decrease in interest rates caused an increase in the risk of prepayments associated with the servicing portfolio, thereby decreasing the servicing portfolio's value.

As previously discussed, SFAS No. 122 prohibits retroactive application for OMSRs created prior to the fiscal year in which the Partnership adopted the new accounting pronouncement. As a result the Partnership, at December 31, 1995, owns servicing rights related to approximately $650 million in mortgage loans that are not capitalized in its consolidated financial statements. Further, SFAS No. 122 prohibits the recognition of fair value in excess of the book basis of the MSRs. As a result, the Partnership has off-balance sheet value associated with its non-capitalized MSRs, as well as the excess in fair value of the MSRs capitalized in the consolidated financial statements. At December 31, 1995, the carrying value of the MSRs capitalized in the consolidated financial statements, approximated $71.1 million (net of the applicable foreclosure reserves of approximately $4.7 million), with an estimated fair value of approximately $74.2 million.

The following table summarizes the impact of the adoption of SFAS
No.  122 to the Partnership's historical statements of operations
(in thousands):

                                                   Year Ended
                                                  December 31,
                                                      1995
Increase  in  gain  on  sales  of
mortgage   loans  and   related                      $10,924
mortgage servicing rights

Increase   in   amortization   of
mortgage servicing rights                               (311)

Valuation allowance                                   (1,132)

Total increase in net earnings                        $9,481

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

Mortgage Servicing Portfolio
At December 31, 1995, the Partnership's servicing and subservicing portfolio consisted of residential mortgage loans with underlying principal balances of approximately $6.3 billion. The value and income from mortgage servicing rights are affected by, among other things, changes in both short-term and long-term interest rates. Generally, mortgage servicing portfolios increase in value as interest rates increase (benefits from escrows being used in compensating balance arrangements increase when short-term rates rise and the expected income stream from servicing lengthens as prepayments slow when long-term rates increase). The benefit from increases in short-term rates generally is partially offset by the increased financing costs on borrowings incurred to fund the acquisition of mortgage servicing rights and other working capital requirements. Decreases in rates generally have the opposite effect of decreasing the value and income from mortgage servicing rights. The Partnership will attempt to mitigate this negative impact by adding loans to its existing servicing portfolio through (i) refinancing a portion of the prepaying loans, (ii) originating new loans and retaining the servicing, and (iii) purchasing servicing from third parties. In contrast, in periods of decreasing long-term rates, which stimulate new home financing and the refinancing of existing mortgage loans, loan production operations should provide an increased contribution to earnings as mortgage originations rise.

As more fully described in Note 4 to the accompanying consolidated financial statements, since its inception the Partnership has acquired several bulk servicing portfolios with unpaid principal balances totaling approximately $6.8 billion at the time of acquisition (in thousands):

Principal Acquired       Effective            Transfer of
                         Acquisition Date     Servicing Date

        $    644,276     March 31, 1992       March 31, 1992
             586,335     August 31, 1992      October 1, 1992
             791,856     July 30, 1993        November 1, 1993
             282,693     July 30, 1993        July 30, 1993
           1,045,439     June 30, 1994        September 1, 1994
             636,096     June 30, 1994        July 1, 1994
             304,375     June 30, 1994        July 1, 1994
           1,063,303     March 15, 1995       March 15, 1995
              23,615     June 30, 1995        June 30, 1995
           1,435,450     August 31, 1995      November 1 and
                                              December 1, 1995
              22,130     November 30, 1995    November 30, 1995

          $6,835,568     Total

Mortgage Loan Originations
During 1995, the Partnership originated approximately $1.5 billion mortgage loans. The sale of originated mortgage loans to third parties may generate a gain or loss to the Partnership.
Gains or losses result primarily from three factors. First, mortgage loans may be originated at a price (i.e., interest rate and discount) which is higher or lower than the Partnership would receive if it immediately sold the mortgage loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the wholesale loan origination market. Second, gains or losses may result from changes in interest rates which result in changes in the market value of the mortgage loans, or commitments to purchase mortgage loans, from the time the price commitment is given to the borrower or correspondent until the time that the mortgage loan is sold by the Partnership or until it enters into a forward delivery commitment. Third, the value of the originated servicing associated with the mortgage loans may be recognized in accordance with SFAS No. 122 or realized by selling the originated production on a servicing released basis.

The Partnership's production is continuously subjected to economic evaluation to determine the best execution for its disposition (i.e., servicing released versus servicing retained). During 1995, the Partnership retained approximately 44% of its originated servicing.

Typically, the purchaser of mortgage loans for resale, such as the Partnership, endeavors to minimize its interest rate risk on commitments made to customers by entering into forward sale commitments on mortgage-backed securities and mortgage loans. Net commitment positions are constantly adjusted by entering into new commitments to sell or by buying back commitments to sell. The amount of forward commitments outstanding is equal to the closed mortgage loans held in inventory plus a portion of the mortgage loans that the Partnership has committed to make to customers and for which the rate has been locked. The aggregate amount of commitments is reduced for hedging purposes by an estimate of mortgage loans in the pipeline for which rates have been locked which are not expected to close based on historical experience and current market conditions. The Partnership's projection of the portion of loans that it expects to close is based on numerous factors including the composition of the Partnership's locked pipeline, the portion of such locked pipeline likely to close, the timing of such closings, and changes in the expected number of closings effected by changes in interest rates. The forward sale commitments are an effort to mitigate the Partnership's risk resulting from potential changes in market interest rates between the time that it commits to make or purchase a mortgage loan at an agreed price and the time that the mortgage loan is closed and sold. The use of forward commitments as a strategy to minimize interest rate risk requires the Partnership to make certain assumptions and projections about future interest rate and general economic trends.

Mortgage-Related Securities
In connection with the consummation of the Exchange Transaction , the Partnership acquired investments in other mortgage-related securities and trusts. "Mortgage-related securities" are securities that, directly or indirectly, represent participation in, or are secured by and payable from, mortgage loans secured by single family and multifamily residential real property and commercial property. The cash flow generated by the mortgage assets underlying an issue of mortgage-related securities is applied first to make the required payments on such mortgage-related securities and second to pay the related administrative expenses. The residual cash flow in a mortgage-related securities transaction generally represents the excess cash flow remaining after making such payments (the "residual cash flows" or "CMO residual interest").

The Partnership also owns investments in Securitized Mortgage Acceptance Trusts ("SMATs") which are investments that directly or indirectly entitle the Partnership to the residual cash flows generated by mortgage related assets underlying an issuance of a mortgage related securities transaction. In a mortgage related securities transaction, the residual cash flows generated represent the excess cash flows after all required payments including administrative expenses have been disbursed pursuant to the terms of the mortgage related securities transaction. As owner of these residual cash flows, the Partnership retains the option to call or redeem the underlying collateral once the balance falls below a minimum required amount. These investments are classified as trading securities since the Partnership is actively seeking to sell these investments. Fair market value of these investments generally represents the estimated amount which such investments could be exchanged in a transaction between willing parties. Fair value is based on estimated future cash flows utilizing estimates of, value of the underlying collateral, future prepayment rates, timing of the anticipated call date, and other factors impacting the value of the underlying collateral. Projected cash flows are discounted using estimates of discount rates established in market transactions for instruments with similar underlying characteristics and risks.

During the first quarter of 1996, the Partnership sold its SMATs investment that had value at December 31, 1995. The Partnership still has additional SMATs with no value at December 31, 1995.

General

As previously discussed, the results of operations presented in the consolidated financial statements herein, reflect a series of recently completed transactions; a) the Exchange Transaction, b) the TMC Transaction and c) the Western Transaction. The
following is a brief discussion relating to the accounting and reporting implementation of these transactions:

Exchange and TMC Transactions
On March 14, 1995, the existing Unitholders of HBT approved the issuance of 21.5 million Preferred Units of HBT (a 75.7% controlling interest in HBT) in exchange for 100% ownership interest in HMCLP and HFC (the "Exchange Transaction"). Because of the change in control of HBT, this transaction was accounted for as the reverse acquisition of HBT by HMCLP and HFC. Concurrent with the Exchange Transaction, HBT acquired a 50% interest in TMC in exchange for .8 million Preferred Units of HBT (a 2.9% interest) (the "TMC Transaction"). This interest, combined with the 50% interest previously contributed to HMCLP by Harbourton, in June of 1994, resulted in HBT's 100% ownership of TMC.

Accounting for a reverse acquisition requires that the historical results of operations (prior to the Exchange Transaction) reflect the operations of HMCLP as the continuing accounting entity. Further, under the accounting for a reverse acquisition, HBT is reported as if it were "purchased" as of the date of the Exchange Transaction. Therefore, the historical results of operations exclude the operating results of HBT prior to the date of the Exchange Transaction. These results are reflected in the purchase adjustments associated with the recognition of this transaction.

The operating results of TMC are reflected as equity in earnings in affiliates in the operating results of HMCLP for the period from June 30, 1994 to the date of the Exchange Transaction. Thereafter, the results of operations of TMC are reflected as a 100% owned subsidiary of the Partnership and reported in the consolidated statements of operations.

Western Transaction
As previously discussed, on July 31, 1995, HBT acquired Western in exchange for 8.6 million Series B Preferred Units (the "Western Transaction") which were converted to Preferred Units during the quarter ended December 31, 1995. This was a transaction between entities under common control, therefore, the transaction was accounted for using the pooling-of-interests method of accounting. Under the pooling method of accounting, the results of operations of Western are included in the accompanying financial statements of the Partnership as if the transaction occurred at the inception date of each respective entity.

In summary, the historical consolidated results of operations presented herein primarily represent the following: i) HMCLP and Western for the periods prior to June 30, 1994, b) HMCLP and Western plus a 50% equity interest in TMC for the period from July 1, 1994 through March 31, 1995, and c) HMCLP, Western, HBT and TMC, from April 1, 1995 through December 31, 1995.

As a result of the transactions discussed above, the Partnership has completed name changes for the entities listed in the following table:

Previous Name            Current Name             Abbreviated
                                                  Name

JHM Mortgage Securities  Harbourton    Financial  HBT    or   the
L.P.                     Services L.P.            Partnership
JHM   Mortgage  Capital  Harbourton     Mortgage  General
Corporation              Corporation              Partner
Platte  Valley Funding,  Harbourton     Mortgage  HMCLP
L.P.                     Co., L.P.
Platte  Valley  Funding  Harbourton      Funding  HFC
Corporation              Corporation



Results of Operations

Revenues and Expenses 1995 Compared to 1994

Net income for the year ended December 31, 1995 totaled approximately $11.6 million or $.31 per unit compared to, approximately $4.8 million or $.16 per share earned during the year ended December 31, 1994, an increase of approximately $6.8 million or $.15 per unit. As previously discussed, the Partnership's 1995 results were accounted for under the new accounting pronouncement, SFAS No. 122. This pronouncement prohibits retroactive application to prior years. Accordingly, the Partnership's 1994 historical results were accounted for under SFAS No. 65. If the Partnership had not applied this new accounting pronouncement in 1995, the Partnership would have reported net income of approximately $2.1 million or $.06 per share.

The following table summarizes the Partnership's operating results for the years ended December 31 (in thousands)*:


                                               1995           1994
Net income from servicing                    $11,403         $8,263
operations
Net income (loss) from                          (555)         4,506*
production operations
Other investment and interest                  4,081            483
income
General and administrative                    (6,200)        (4,405)
expenses
Other expense                                 (5,999)        (2,096)
Net Income Before Equity in
Earnings of Affiliates and
Gain on Bulk Sale of Servicing                 2,730          6,751

Gain on bulk sale of servicing                 9,148          2,957
Equity in earnings of affiliates                (254)          (374)
    Net Income as adjusted*                  $11,624         $9,334

* In order to compare the results of 1995 and 1994 production operations, the net income (loss) from production operations for the year ended 1994 has been adjusted (by approximately $4.5
million) to recognize the  value   associated  with  originations
sold on a servicing retained basis as if SFAS No. 122 had been applied in 1994. This adjustment is not intended to represent a full adoption of SFAS No. 122 in 1994 as the results of operations for servicing have not been adjusted for the change in methodology associated with evaluating and measuring impairment of MSRs.

The decline in results of operations (after adjusting 1994 to reflect the effect on production net income of recording SFAS No. 122 and before gain on bulk sale of servicing and equity in earnings of affiliates) of approximately $4.0 million for 1995 as compared to 1994 is primarily attributable to the following: (i) net income from production operations decreased by approximately $5.0 million primarily due to the following items: (a) a $3.0 million decrease in profits arising from a decline in refinance volume derived from the Partnership's servicing portfolio; (b) start-up costs incurred associated with expanding the production operation, (c) duplicate expenses incurred during the reorganization and consolidation of all production support functions. These decreases were partially offset by an increase in production volume. However, 1995's gross profit margins declined as a result of increased price competition beginning in the second half of 1994, (ii) general and administrative expenses increased by approximately $1.8 million due to one-time nonrecurring reorganization costs and expenses required to support a larger, more diverse publicly traded master limited partnership, and
(iii) other expense increased by approximately $3.9 million due to an increase in interest expense and additional amortization and depreciation expense associated with the transactions discussed above. These amounts were partially offset by the following items: (i) net income from servicing operations increased by approximately $3.1 million due to bulk servicing acquisitions and the retention of originated loans sold on a servicing retained basis, and (ii) other investment and interest income increased by approximately $3.6 million due to the unrealized gains of the SMATs investments and CMO bonds and residual interest portfolio.

Servicing
Net income from servicing increased approximately $3.1 million or 38% for the year ended December 31, 1995 compared to the year ended December 31, 1994. The increase in the contribution from servicing primarily resulted from the growth in the servicing portfolio. The average principal balance of loans serviced for the year ended December 31, 1995 (based on beginning of the month totals) increased to approximately $5.3 billion from approximately $3.3 billion for the same period 1994.

The growth in the servicing portfolio is principally due to the acquisition of a $1.5 billion bulk servicing portfolio with an effective acquisition date of August 31, 1995, the acquisition of the HBT portfolio of approximately $1.1 billion effective April 1, 1995 resulting from the Exchange Transaction, the retention of approximately $665 million in originated loans sold on a servicing retained basis, net of the sale of an approximate $493 million bulk servicing portfolio effective January 31, 1995. The $1.5 billion bulk servicing acquisition was acquired with an effective acquisition date of August 31, 1995 and a transfer date of November 1, 1995. As a result, the effects of the acquisition are reflected for four months during the year ended December 31, 1995. In addition, pursuant to the terms of the acquisition and interim servicing agreements, the seller was responsible for servicing the portfolio for the period prior to the transfer date. The Partnership was obligated to compensate the seller for performing the servicing obligations during the interim servicing period. As a result the Partnership did not achieve the economies of scale normally obtained by acquiring servicing portfolios until the fourth quarter of 1995

The  increases  in gross servicing revenues for  the  year  ended
December 31, 1995, as compared to the same period for 1994 was principally due to the growth in the servicing portfolio.

Total servicing costs, including prepayment costs and provision for foreclosure losses, grew to approximately $12.7 million for the year ended December 31, 1995 from $8.7 million for 1994 primarily as a result of the increase in the Partnership's servicing portfolio.

Amortization of mortgage servicing rights increased to approximately $8.5 million for the year ended December 31, 1995 from approximately $6.2 million for the same period in 1994, a net change of $2.3 million. The net change primarily relates to additional amortization associated with the acquisitions discussed above, and the increased amortization associated with the implementation of SFAS No. 122. In addition, in 1995 the Partnership recorded a valuation allowance of approximately $1.1 million against its mortgage servicing assets. As noted previously, the Partnership recorded a valuation allowance against various portfolio risk stratum as a result of a decrease in interest rates during the fourth quarter causing a decrease in value of those servicing rights below carrying value. In accordance with SFAS No. 122, the Partnership may recover all or a portion of this valuation reserve if the servicing value increases in subsequent periods.

Production
The principal balance of loans produced for the year ended December 31, 1995 increased to approximately $1.5 billion from approximately $1.1 billion for the same period of 1994, an increase of approximately $.4 billion or 40%. The year ended December 31, 1994 excluded the production volume of TMC. TMC was recorded and reported on the equity method of accounting prior to the consummation of the TMC transaction in March 1995. Included in the consolidated 1995 production volumes are $.3 billion in production for TMC for the period from April 1, 1995 to December 31, 1995. Excluding the impact of TMC, the Partnership's volume increased $.1 billion or 11%.

Net income from production operations decreased by approximately $5 million (after adjusting 1994 to reflect the effect on production net income of recording SFAS No. 122) for 1995 as compared to 1994 primarily due to the following. (1) A $3 million decrease in profits arising from a decline in refinance volume in  1995  as  compared  to  1994  derived  from the Partnership's
servicing  portfolio.   This  type  of refinance volume is highly
profitable and results in the recognition of higher gross profit margins than margins realized on other types of origination volume, thus resulting in reduced production net income. (2) The increase from December 31, 1994 to December 31, 1995 of approximately $187
million in mortgage  loans  held  for sale which has a   negative
impact of reducing earnings for the costs   associated       with
originating/acquiring the loans without the  recognition  of  the
gain  realized  from the sale of the loan. (3) The    Partnership
began a reorganization and consolidation of all production support functions which consisted of centralizing and eliminating
duplicate   production  support  functions  such  as  accounting,
treasury, secondary marketing, shipping, and quality control. The reorganization began August 31, 1995 and continued through
the  end  of  1995.   The continued reorganization  process  will
result in the elimination of duplicate functions improving future profitability of the production division of the Partnership.
(4)   The  Partnership  has established a  goal  to  enhance  its
production  operations  through  geographic  expansion   of   its
wholesale operations and establish a larger presence in the retail market. During the latter part of 1995, the Partnership incurred costs associated with these expansion efforts without realizing the increased revenue associated with the increased origination volume thereby having a negative impact in the net
income  generated by the production operation.   The  Partnership
should benefit from its expansion efforts in 1996.  (5)   Towards
the  end  of  the  first   quarter   of  1994,  mortgage interest
rose dramatically and production volumes declined sharply. The production volumes led to a period of fierce price competition for wholesale mortgage bankers resulting in overall lower profit margins recognized on loans originated. This pricing competition has continued through 1995.

Other Investment and Interest Income
In conjunction with the Exchange Transaction the Partnership acquired other mortgage related trusts (SMATs) collateralized by FNMA mortgage-backed securities with coupon rates ranging form 9% to 9.50%. As of the date of Exchange Transaction the fair market value of these SMATs was estimated to total approximately $700 thousand. As of December 31, 1995 the fair market value of the SMATs was approximately $3.1 million with underlying collateral balances totaling in excess of approximately $51.0 million. During 1995 the Partnership recognized an unrealized gain of $2.4 million associated with its investments in SMATs.

Additionally, during the year ended December 31, 1995, the Partnership recognized unrealized gains in its CMO bond and residual interest portfolio of approximately $.3 million and net income of approximately $.5 million.

General and Administrative Expenses
General and administrative expenses increased to approximately $6.2 million from $4.4 million for the year ended December 31, 1995 as compared to the same period of 1994. The increase in general and administrative expenses can be attributed to a number of factors including the recognition of transactional costs associated with the completion of the transactions previously discussed above and one time non-recurring expenses associated with the reorganization and consolidation of the Partnership's mortgage banking operations into one entity. In addition, the Partnership's general and administrative expenses have increased due to the functions required to maintain and support a larger more diverse publicly traded master limited partnership.

Other Expense Items
The increase in net other income items is attributed to an increase in term interest and other interest expense associated with the completion of the Partnership's term facility in August 1995 and additional amortization and depreciation expense. The remaining net increase in other items is primarily attributable to the increase in depreciation and amortization of excess cost over identifiable tangible and intangible assets acquired, as well as other interest expense for interest on borrowings during the year to Harbourton.

Equity in Earnings of Affiliates
Equity in earnings of affiliates for the period from June 30, 1994 to December 31, 1994, and from January 1, 1995 to March 31, 1995, represents the Partnership's 50% interest in TMC. As previously discussed, prior to March 31, 1995, the Partnership reported its interest in TMC on the equity method of accounting. Subsequent to March 31, 1995 TMC's operations are consolidated and included in the consolidated operating results of the Partnership.

Revenues and Expenses 1994 Compared to 1993

Net income for the year ended December 31, 1994 totaled approximately $4.8 million or $.16 per unit (not adjusted for SFAS No. 122), a decrease of approximately $6.7 million or
$.22 per unit over the approximately $11.5 million or $.38 per unit earned during the year ended December 31, 1993.

Servicing
Net income from servicing increased approximately $3.9 million for the year ended December 31, 1994 compared to the year ended December 31, 1993. The increase in the contribution from servicing primarily resulted from the growth in the servicing portfolio. The principal balance of loans serviced for the year ended December 31, 1994 was approximately $5.2 billion compared to the principal balance of loans serviced for the year ended December 31, 1993 of approximately $2.6 billion. The growth in the servicing portfolio is principally due to the acquisition of three bulk servicing portfolios totaling approximately $2.0 billion of GNMA servicing with an effective transaction date of June 30, 1994.

Accordingly, the increases in gross servicing revenues and total servicing costs, including provision for foreclosure loses and amortization of mortgage servicing rights, for the year ended December 31, 1994, as compared to the same period for 1993 was principally due to the growth in the servicing portfolio. Prepayment costs and interest curtailments decreased from the year ended December 31, 1993 to the corresponding period in 1994 due to an increase in interest rates for the period thereby reducing the volume of refinancings and payoffs.

Servicing revenue increases in 1994 compared to 1993 were offset by a reduction in subservicing fees from affiliates of approximately $683 thousand. This reduction was primarily to the sale of an affiliate's servicing portfolio of approximately $670 million in underlying mortgage loan principal balances. Accordingly, the Partnership's subservicing arrangement with its affiliate was terminated at that date.

Production
Net  income  from  production  operations  for  the  year  ending
December 31, 1994 was approximately $6 thousand (not adjusted for
SFAS No. 122) compared  to  net income of   approximately   $13.8
million for the year ended December 31, 1993.

The principal balance of loans produced for the year ended December 31, 1994 decreased to approximately $1.0 billion from approximately $1.8 billion for the same period of 1993, a decrease of approximately $.8 million or 80%. The decrease in production volume from 1993 to 1994 was principally due to an increase in interest rates during the periods. The decrease in production net income is primarily related to this decline in production volume as well as increased pricing competition in the market.

Equity in Earnings of Affiliates
Equity  in  earnings of affiliates for the period from  June  30,
1994  to  December  31,  1994, represents  the  Partnerships  50%
interest in TMC.  TMC was contributed to the Partnership on  June
30, 1994.

Liquidity and Capital Resources

General
The new credit facility, coupled with the $9.0 million debt to equity conversion provided the Partnership with additional liquidity to further expand its servicing portfolio and acquire other investments. In addition, the Partnership may from time to time utilize short-term subordinated borrowings from Harbourton to fund short-term liquidity requirements. As of December 31, 1995, all of the Partnership's available liquidity had been used to fund mortgage loans held for sale.

Subsequent  to  December  31,  1995,  the  Partnership   received
approximately   $10  million  of  subordinated  borrowings   from
Harbourton which was utilized to reduce its borrowings under its warehouse facility.

The Partnership's remaining sources and uses can be categorized into Mortgage Servicing Portfolio and Mortgage Loan Production.

Mortgage Servicing Portfolio
A source of liquidity and cash flow available to the Partnership is its owned portfolio of servicing rights on mortgage loans, net of its servicing term loan, with underlying principal balances aggregating approximately $6.0 billion at December 31, 1995. Currently, there is a liquid and active market for the sale and acquisition of servicing rights. The Partnership has term loans secured by its mortgage servicing portfolio. Principal and interest on the term loans is paid monthly.

The Partnership's liquidity is affected by the level of loan delinquencies and prepayments due to the servicer's advance requirements on the loans it services. Under certain types of servicing contracts, particularly contracts to service loans that have been pooled or securitized (primarily GNMA and FNMA mortgage-backed securities), the servicer must forward all or part of the scheduled payments (principal and interest) on the specified  remittance day to the security holder  (owner  of  the loan) even though payments may not have been received from the mortgagor. In accordance with the terms of the servicing contracts, servicers may offset the remittance day principal and interest ("P&I") advances against funds collected but not yet required to be remitted to the security holders (including prepayments and early payments). The servicer's P&I advance requirement is reduced during high pay-off periods due to the amount of prepayment funds available to offset the required delinquent payment advance. However, during periods of reduced prepayments, the advance requirement of the servicer is increased. The servicer's P&I advance, if any, is typically recovered within 15 days, through mortgagor payment receipts which replenish the offsetting advance within the related custodial account. The Partnership maintains a revolving line of credit to provide necessary liquidity to meet such advances. These lines of credit have been sufficient to meet the Partnership's liquidity requirements relating to these items.

During 1995, the Partnership has repurchased defaulted loans and resold them to affiliated parties, under a repurchase/buyout and sale program with such affiliates, and repurchased additional defaulted loans prior to foreclosure sale and sold the loans on a servicing retained basis to such affiliated parties. The servicing contract does not require the Partnership to advance payments to the investor (the security holder) if the payments are not received from the mortgagor or from the guarantor or insurer, therefore, significantly reducing remittance day advance requirement.

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

Mortgage Loan Production
One of the Partnership's other primary financing requirement is the financing of its mortgage loan originations and purchases until funded by secondary market investors and the cost of its loan originations. The Partnership finances its short-term loan funding requirements principally through warehouse lines of credit. This financing requirement begins at the time of loan closing and extends until the loan is sold into the secondary market. Until such sale into the secondary market, the mortgage loan is pledged to secure the Partnership's borrowing under the warehouse facility. At December 31, 1995, the maximum amount of borrowing available under the existing warehouse facility was $200 million.

During the fourth quarter of 1995, the Partnership's growth in production volume exceeded the Partnership's initial expectations, resulting in liquidity requirements in excess of its $200 warehouse facility. In order to meet the additional liquidity requirements, the Partnership entered into a letter agreement with its existing lenders, whereby the Partnership was allowed to advance an additional $25 million under the warehouse facility. Pursuant to the terms of the letter agreement, the Partnership was permitted to advance under the letter agreement up to the unused portions of the $15 million servicing acquisition line of credit and the $15 million principal and interest advance line not to exceed $25 million. Advances made pursuant to the letter agreement reduce the availability under the respective lines of credit. The letter agreement expired January 31, 1995, at which time the Partnership's warehouse facility was increased to a maximum availability of $300 million.

The Partnership expects, although there can be no assurance, that this facility will continue to be available in the future. The warehouse facility includes various covenants as well as certain leverage ratio requirements and restrictions on dividends and investments.

In addition, the decision to sell mortgage loans servicing retained versus servicing released influences the Partnership's liquidity. When mortgage loans are sold on a servicing released basis, the investor pays the Partnership for the value of the servicing related to the mortgage loan, thereby increasing the Partnership's cash flow. Alternatively, when mortgage loans are sold on a servicing-retained basis, the investor does not pay the Partnership for the value of the servicing related to the mortgage loan, thereby decreasing the Partnership's initial cash flow.

Interest Rate Volatility

The Partnership's results of operations are affected by changes in interest rates. During periods of declining interest rates, servicing is adversely impacted by increases in the prepayments of mortgage loans. The adverse impact on the servicing portfolio from declining interest rates may be offset by a positive impact on mortgage production operations due to increased mortgage loan origination. In comparison, during periods of rising interest rates, mortgage prepayments decline causing mortgage loan origination volume to decrease, and conversely the value of the servicing portfolio is enhanced due to the lower number of payoffs causing the expected income stream from servicing to lengthen.

More   specifically,  lower  interest  rates  and  the  resulting increased  run-off (the decline in mortgage loans  serviced  from
increased  payoffs)  have  the  following  significant   negative
impacts on servicing:

     1.   Reduction  in  the value of mortgage servicing  rights.
          Servicing  values  decrease due to a reduction  in  the
          expected   future  net  income  associated   with   the
          declining servicing portfolio.

     2. Increased amortization and impairment write-downs. An extended period of higher than expected prepayments will cause an increase in the amount of amortization and/or impairment adjustments to be recognized on mortgage servicing rights due to a decline in the estimated fair value.

     3. Reduction in the benefit rate from custodial balances. Lower rates reduce the compensating balance benefit derived from escrows associated with the serviced mortgage loans. The reduced benefit rate is somewhat offset by increased custodial balances due to an increase in the principal and interest payoff balances held by the servicer, and an overall reduction in the Partnership's borrowing cost.

     4.   Increase   in   prepayment  costs.   Prepayment   costs
          increase   due  to  the  increased  volume   of   loans
          prepaying.

     5.   Increase  in servicing costs.  Servicing costs increase
          due   to  increased  operating  costs  associated  with
          administering the number of payoffs.

Conversely, periods of rising interest rates have a positive effect on the servicing portfolio through a reduction in the overall run-off of the servicing portfolio, which (1) increases the value of the servicing rights, (2) decreases the amortization of purchased servicing rights, (3) increases the benefit from custodial balances, and (4) decreases the prepayment costs and servicing costs associated with loan prepayments.

Seasonality

The mortgage loan origination business is generally subject to seasonal trends. The trends reflect the general pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. These sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through February.

Item 8.   Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference from Part IV, Item 14(a) (1) and (2).

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and
          Financial Disclosure

Not Applicable.
                            PART III

Item  10.   Directors, Executive Officers, Promoters and  Control
Persons of the
          Registrant

The directors and executive officers of the General Partner are as follows:

         Name                  Position

David W. Mills           Director and Chairman of the Board

Jack W. Schakett         Director and Chief Executive Officer

Rick  W. Skogg           Director, President and Chief Operating
Officer

Paul   A.   Szymanski    Executive  Vice  President,   Chief
                         Financial Officer and Secretary

Leo C. Trautman, Jr.     Executive Vice President

Kevin  Ryan.             Senior  Executive  Vice  President  of
                         HMCLP, President - East Region Production of HMCLP

Cynthia  B.  Sample      Senior Executive  Vice  President  of
                         HMCLP, President - West  Region Production of HMCLP

Robert  M.  Bodell       Executive Vice  President  of  HMCLP,
                         Director of Risk Management of HMCLP

Robert Hermance*         Director

Ronald Blaylock*         Director

Andrew S. Winokur        Director


*    Denotes Independent Directors


The ages and principal occupations for at least the last five years of the persons named in the foregoing table is as follows:

David W. Mills--Director and Chairman of the Board since August 1994. Mr. Mills, 48, has been the Chief Executive Officer and sole shareholder of HGC since 1990. From 1986 to the present, Mr. Mills has been involved in the business of reviewing, structuring and at times arranging for the financing of the acquisitions and dispositions of businesses. From 1986 to 1988, he was associated with Cambrent Financial Group and from 1988 to the present, he has been the Chairman of the Board and Chief Executive Officer of Mills & Lynn Enterprises.

Jack W. Schakett, CPA--Director and Chief Executive Officer (employed by Harbourton) since August 1994. Mr. Schakett, 43, joined Harbourton in April 1993 as Chief Operating Officer and presently serves as its Chief Executive Officer. Prior to joining Harbourton, Mr. Schakett spent 18 years at Ernst & Young, where he was National Director in charge of Ernst & Young's mortgage banking practice and local office director of real estate. Mr. Schakett is also an executive officer of Harbourton Reassurance Inc., a reinsurance company controlled by Mr. Mills.

Rick W. Skogg--Director, President and Chief Operating Officer since August 1994. Mr. Skogg, 34, has been the President and
Chief Executive Officer of HMCLP since January 1994 and was the Executive Vice President and Chief Operating Officer of HMCLP from November 1991 to January 1994. From 1986 to 1991, he served in various capacities (including Executive Vice President) of Platte Valley Mortgage Corporation.

Kevin Ryan--Senior Executive Vice President of HMCLP and President - East Region Production of HMCLP. Mr. Ryan, 42, had been the President of TMC's general partner from December 1986 through July 31, 1995 at which time TMC was merged into HMCLP.

Cynthia B. Sample--Senior Executive Vice President of HMCLP and President - Western Region Production of HMCLP, Director of General Partner from August 1994 through March 1996. Ms. Sample, 45, had been President and Chief Executive Officer of Western from December 1987 through July 31, 1995, at which time Western was merged into HMCLP.

Robert M. Bodell -- Executive Vice President of HMCLP, Director of Risk Management of HMCLP since February 1995. Mr. Bodell, 45, has been Executive Vice President and Director of Risk Management of HMCLP since joining the Partnership in February of 1995.
Prior to that, Mr. Bodell served Franklin Mortgage Capital Corporation as Executive Vice President of Secondary Marketing (1988 to 1995) and East Coast Wholesale Production Manager (1988-
1989).

Paul A. Szymanski, CPA--Executive Vice President, Chief Financial Officer and Secretary since August 1994. Mr. Szymanski, 34, has been the Executive Vice President and Chief Financial Officer of HMCLP since March 1994. Since January 1, 1996, Mr. Szymanski has also served as an executive officer of Harbourton. From June 1991 through March 1994, he was Senior Vice President of Finance of HMCLP. Prior to joining HMCLP, he spent four years (1987-1991) in the national mortgage banking practice at Ernst & Young.

Leo C. Trautman, Jr., CPA--Executive Vice President since August 1994. Mr. Trautman, 41, has been the Executive Vice President, Loan Administration, for HMCLP since February 1994. Prior to joining HMCLP, he spent five years (1989-1994) as President and Chief Executive Officer of Colorado Springs Savings and Loan Association.

Robert Hermance--Independent Director since August 1994. Mr. Hermance, 63, is a retired partner of Ernst & Young. He joined Ernst & Young in 1957, was admitted as a partner in 1968, and served as the Managing Partner of the firm's Houston office from 1980 to 1993. From 1971 to 1977, he served in the firm's national office as Director of Services to the Real Estate Industry. He has served on the American Institute of CPA's Real Estate and Real Estate Investment Trusts Committees and on its Mortgage Banking Task Force.

Ronald E. Blaylock--Independent Director. Mr. Blaylock, 35, has been the President and Chief Executive Officer of Blaylock & Partners, L.P., an investment banking firm in New York, New York, since October 1993. From April 1992 to October 1993, he was an Executive Vice President at Utendahl Capital Partners, a broker-dealer located in New York, New York. From 1986 to 1992, he was employed by Paine Webber as a First Vice President. Mr. Blaylock is a member of the board of trustees of Georgetown University.

Andrew S. Winokur--Director since March 1996. Mr. Winokur, 37, has been a Managing Director of Harbourton Enterprises since November 1994. From April 1989 to November 1994, Mr. Winokur was President of AVM of California, a consultant/advisor to Wall Street firms and fixed-income money managers. Mr. Winokur is also Chief Executive Officer at Harbourton Reassurance, Inc., a reinsurance company controlled by Mr. Mills.

The Independent Directors
The By-Laws of the General Partner require the General Partner to have at least three members of the Board that are neither an officer, director or employee of any affiliate of the General Partner, nor an officer or employee of the General Partner, nor any relative of the foregoing (the "independent directors"). Although the independent directors are non-affiliated, they are not necessarily completely independent of the General Partner or its affiliates. Each of the independent directors is elected to a term of one year. Any approval of the independent directors will be by majority vote, and any such approval is referred to in this Form 10-K as a "consent of the independent directors." The General Partner generally intends to rely upon the independent directors for advice from time to time regarding potential conflicts of interest and broad Partnership business policies. Except as specifically provided in the Partnership Agreement, however, the General Partner is not obligated to solicit the advice of the independent directors with respect to any
Partnership matter, nor is it obligated to follow any recommendation of the independent directors. The Partnership Agreement provides that action in accordance with a recommendation of the independent directors will be a complete defense to any claim against the person asserting the invalidity or negligence of the action or asserting that the action constituted a breach of fiduciary duty.

As the sole current shareholder of the General Partner, Harbourton may remove any of the independent directors for cause (as set forth in the By-Laws of the General Partner) if it believes that removal is in the best interests of the Partnership. The remaining independent directors will fill any vacancy caused by the removal or withdrawal of any independent director.

The Partnership is authorized to reimburse the independent directors for any expenses incurred in connection with their activities and to pay the independent directors such compensation as the General Partner deems appropriate. In connection therewith, the Partnership has procured liability insurance for the members of the board of directors of the General Partner.

All of the directors of the General Partner serve for a term of one year or until their respective successors are elected at the annual meeting of shareholders of the General Partner following the expiration of such terms, and the executive officers serve at the discretion of the Board.

Directors  and  executive  officers of the  General  Partner  are
required   to  devote  only  so  much  of  their  time   to   the
Partnership's affairs as is necessary or required for the effective conduct and operation of the Partnership's business. However, Messrs. Skogg, Sample, Ryan, Bodell, and Trautman as employees of the Partnership's subsidiaries shall devote substantially all of their business efforts to the Partnership's affairs.

Directors' Compensation
Currently, each independent director receives an annual fee of $12,000 and $1,000 per regular meeting attended, plus travel costs.

Item 11.  Executive Compensation

The following table summarizes salaries, bonuses paid, and other compensation through December 31, 1995 for services rendered by the named executive officers employed by the Partnership in all capacities to the Partnership and its subsidiaries during 1995.

                  SUMMARY COMPENSATION TABLE(1)

                                                Long-Term
                       Annual Compensation     Compensation

                                              Securit
                                      Other     ies       All
                                      Annual   Underly   Other
                     Salary    Bonus  Compens    ing    Compens
Name          Year    ($)      ($)(2)  ation   Options   ation
                                                 (#)    ($)(3)

Rick Skogg     1995  200,000  125,000   --     126,000   9,857

Cindy Sample   1995  200,000  150,000   --          --   3,294

Kevin Ryan     1995  202,606      --    --          --  12,905

Bob Bodell     1995  153,000   60,000 100,000  110,000   3,732

Paul Szymanski 1995  122,400   45,000  10,707   63,000   4,786

(1) Summary compensation for all executive officers as a group (8 persons) for 1995 was salary $1,168,016; bonus $410,000;
     other annual compensation $111,984; number of stock options 326,500; and all other compensation $51,701.
(2) Other annual compensation for Mr. Bodell and Mr. Szymanski consists of relocation costs.
(3) All other compensation consists of the Partnership's matching contributions to the 401K retirement plan and life insurance premiums paid by the Partnership on behalf of the named executive.

The Partnership adopted a Preferred Unit Option Plan (the "Plan") effective September 28, 1995 (amended October 15, 1995) under which options to acquire Preferred Units and Distribution Equivalent Rights may be granted to key management personnel of the Partnership and its Affiliates. The Board of Directors of the General Partner (the "Board") is authorized to grant Options not to exceed 1,000,000 Preferred Units in the aggregate and Distribution Equivalent Rights not to exceed 3,000,000 Preferred Units in the aggregate.

The Board or a delegated committee of two or more members of the Board is responsible for administering the Plan subject to the Plan provisions. The Board has complete authority and discretion to interpret all provisions of the Plan; to prescribe the form of option grants; to adopt, amend, and rescind rules and regulations pertaining to the administration of the Plan.

The following tables present, for each of the named executive officers of the Partnership, the aggregate amount of Preferred Units and Distribution Equivalent Units subject to Awards granted during the period specified and the number of exercisable/unexercisable options at December 31, 1995.

                     OPTIONS GRANTED IN 1995

                                                      Potential
                                                      Realizable
                                                       Value at
                                                       Assumed
                                                     Annual Rates
                 Individual Grants                        of
                                                     Stock Price
                                                     Appreciation
                                                         for
                                                        Option
                                                       Term(4)

          Number of
          Securitie  % of Total  Exercise
              s       Options     Price
          Underlyin  Granted to    per     Expirati   5%    10%
Name          g      Employees   Preferre     on      ($)   ($)
           Options   in Fiscal    d Unit     Date
           Granted      Year       (3)
             (1)        (2)
Rick       126,000     38.5%       1.83    9/28/2005  --  $79,300
Skogg
Cindy        --          --         --        --      --     --
Sample
Kevin        --          --         --        --      --     --
Ryan
Bob        110,000     33.6%       1.83    9/28/2005  --   69,230
Bodell
Paul       63,000      19.2%       1.83    9/28/2005  --   39,650
Szymanski


(1) For each individual, the options shall become exercisable in three equal installments on the first, second and third anniversaries of the grant date. The Board in its discretion may accelerate the time at which any option may be exercised unless such acceleration will cause profits of the Participant to be recoverable by the Partnership under
     Section 16(b) of the Securities Exchange Act.
(2) On September 28, 1995 the Partnership granted 326,500 options to its employees at an exercise price of $1.83 per unit, which approximated market on that date. The executive officers as a group received 100% of these options.
(3) Amount stated below represents the initial exercise price for each option. The exercise price of the option will automatically increase seven percent on each anniversary of the grant date.
(4) Use of the assumed stock price appreciation of 5 percent and 10 percent each year for ten years is required by the Securities and Exchange Commission Regulation S-K. No valuation method can accurately predict future stock price or option values because there are many unknown factors such as interest rates, stock price volatility, future dividend yield and employment for the entire stock option period. If the stock price does not increase, the options will have no value.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

(a)  Security ownership of certain beneficial owners.


The following table sets forth information regarding the security ownership of each person (or "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Partnership to have beneficially owned on March 20, 1995 more than five percent of the outstanding equity securities in the Partnership and the security ownership of the members of the Board and the executive officers of the General Partner, individually and as a group.

                    Name of       Amount and Nature of   Percent
Title of Class  Beneficial Owner  Beneficial Ownership  of Class

Preferred       David W. Mills       4,470,250          10.6%(1)
Units
                Rick W. Skogg           42,000            -- (2)

                Kevin Ryan             820,828           2.0%(3)

                Bob Bodell              20,000            -- (2)

                Lee Trautman, Jr.        6,900            -- (2)

                All directors and
                executive
                officers as a group  5,359,978
                (10  persons)

(1) Mr. Mills is the sole director and shareholder of HGC, which owns 85,743 Preferred Units of the Partnership and is the managing general partner of PVSC, the record owner of the 24,947,132 Preferred Units. HGC is also the managing general partner of Harbourton, the sole limited partner of PVSC and the owner of 9,972,984 Preferred Units. On the basis of his ownership of HGC and his direct and indirect interest in Harbourton and PVSC, Mr. Mills has an indirect pecuniary interest in approximately 4,470,250 Preferred Units of the Registrant. Mr. Mills' address is 1205 Pacific Avenue, Suite 203, 2nd Floor, Santa Cruz, California 95060.

(2)  Less than 1%.

(3) Kevin Ryan is a Senior Executive Vice President of HMCLP and President-East Region Production of HMCLP. Mr. Ryan's address is 7926 Jones Ranch Drive, Suite 700, McLean, Virginia 22102. The number of units above include 812,537 Preferred Units owned by TMC Mortgage Corporation with respect to which Mr. Ryan exercises voting and investment control.

Item 13.  Certain Relationships and Related Transactions

The General Partner
Pursuant to the HBT Agreement (at times referred to as the Partnership Agreement), the General Partner manages the business and affairs of the Partnership and has exclusive authority to act on behalf of the Partnership (subject to certain limitations set forth in the Partnership Agreement). The General Partner has a broad range of powers comparable to those held by the directors and officers of a corporation, including the power to determine the amount of Partnership distributions, to hire employees, and to determine executive compensation. Harbourton, as the sole shareholder of the General Partner, has the sole right to elect the directors of the General Partner.

Pursuant to the Partnership Agreement, the General Partner may be removed for "cause" as the general partner of the Partnership by a majority vote of the Preferred Units. Pursuant to the
Partnership Agreement, "cause" generally means willful and continued neglect of or failure to substantially perform the duties and obligations of the General Partner or the engaging in conduct which constitutes gross negligence, willful or wanton misconduct or illegal activity. Cause does not include bad judgment or negligence. In addition, pursuant to the Partnership Agreement, the General Partner may only be removed without cause by a vote representing 80% or more of the outstanding Preferred Units of the Partnership. Because PVSC, Harbourton and HGC are the owners approximately 83.54% of the issued and outstanding Preferred Units, the ability to remove the General Partner, either with or without cause, is effectively eliminated.

Compensation of General Partner
The General Partner receives an annual management fee equal to 1/2 of 1% of the initial investment of the Preferred Unitholders (the "Base Management Amount). Such fee increases proportionately to reflect the raising of additional capital through the subsequent issuance of Units or other interests in the Partnership. These fees are not subject to reduction in the event that the Partnership sustains losses. Prior to 1995, HMCLP and Western paid management fees to its General Partner of approximately $400 thousand and $360 thousand for the years ended December 31, 1994 and 1993, respectively.

The General Partner has contracted with Harbourton whereby Harbourton performs all of the management functions. Accordingly, the General Partner recognized management fees and allocable expenses (see discussion below) due to Harbourton totaling approximately $420 thousand and $375 thousand, respectively for the year ended December 31, 1995.

Partnership Expenses
The Partnership bears all of its operating, marketing and business development fees and expenses, all transaction fees and expenses in connection with the acquisition and sale of mortgage assets, mortgage-related securities and residual cash flows, all Partnership investor servicing, all direct fees and expenses incurred in connection with the issuance of mortgage-related securities, all computer system expenses to develop and operate tracking and inventory control and the Partnership bases, and all legal, accounting and liability insurance costs and fees. The Partnership may also bear any other expenses as may be approved by the board of directors of the General Partner from time to time. The General Partner and its affiliates shall be reimbursed for any of the foregoing expenses that it incurs on behalf of the Partnership.

The General Partner is reimbursed for the portion of its expenses allocable to its activities in connection with the Partnership's business. The General Partner is required to determine the amount of such expenses that are allocable to the Partnership in a reasonable manner. Allocable expenses include: (i) allocable share of office rent and related facilities; (ii) allocable share of cost of equipment necessary to the conduct of the Partnership's business; (iii) allocable share of the salaries and other compensation expenses of employees primarily engaged in the conduct of the Partnership's business; and (iv) allocable share of other administrative expenses, including travel, accounting and similar costs.

The maximum aggregate amount of allocable expenses for which the Partnership is obligated to reimburse the General Partner in a fiscal year is an amount equal to 1.0% of the initial investment of the Preferred Unitholders. The amount of such reimbursement will increase proportionately to reflect the raising of additional capital through the subsequent issuance of Units or other interests in the Partnership. Since initial investment is not a reflection of the Partnership's present net asset or book value, the cap on expenses for which the General Partner may be reimbursed will not reflect changes in the Partnership's net asset or book values (other than commensurate changes to reflect the issuance of additional Units). The Partnership recognized approximately $375 thousand for such allocable expenses incurred for the year ended December 31, 1995.

Other Related Transactions
During the third quarter of 1995, Harbourton and its affiliates converted $9.0 million of notes receivable from the Partnership into equity in the Partnership. In connection with the debt to equity conversion, Harbourton and its affiliates received approximately 4.9 million of Series B Preferred Units having generally the same rights as the outstanding Preferred Units. During the quarter ended December 31, 1995, the Preferred
Unitholders voted to convert the Series B Units to Preferred Units at a conversion ratio of one Preferred Unit for each Series B Unit. Following the consummation of the Western transaction and the debt to equity conversion, Harbourton and its affiliates own approximately 83.5% of the Preferred Units of the Partnership.

Western was a party to a management services agreement with Harbourton and paid Harbourton approximately $300 thousand and $360 thousand in management fees under the management services agreement during each year ended December 31, 1994, and 1993, respectively. HMCLP was also a party to a management agreement with Harbourton and paid management fees of approximately $100 thousand during the year ended December 31, 1994.

During August 1993, Western received a promissory note for approximately $500 thousand from Harbourton as consideration for Harbourton receiving a 50% participation interest in an interest-only security. The note accrued interest at a rate of 5.5%, and was due on December 31, 1995. Harbourton was entitled to receive, as payment from Western, 50% of monthly cash flows that were distributed to Western related to ownership of the interest-only security (net of any interest due Western, as holder of the promissory note given by Harbourton as consideration for its participation interest). Harbourton was also entitled to receive, as payment from Western, 50% of sale or distribution proceeds net of 50% of any costs incurred by Western to sell or otherwise dispose of the security and net of any interest and/or principal that remained payable to Western under the terms of the promissory note given by Harbourton as consideration for its participation in the security. Further, on September 30, 1995, Harbourton exchanged its 50% interest in its interest-only security with the Partnership in partial settlement of the note payable to the Partnership.

On August 21, 1992, Western issued to certain of its officers notes related to limited partnership interests. The notes accrued interest at prime plus 1% and had a scheduled maturity date of August 21, 1999. The notes required mandatory prepayments for bonuses and distributions paid in future periods in accordance with the terms of the individual notes and respective employment agreements. Effective January 1, 1995, management exchanged their interests in Western for limited partnership interests in Harbourton. This transaction was accounted for as a purchase of Western's limited partnership interest by Harbourton at fair value. The fair value of the interests in Harbourton exceeded management's basis by approximately $627 thousand. In accordance with Harbourton's established accounting policy, the excess fair value was "pushed-down" to Western. Accordingly, the transaction resulted in a write-up of purchased servicing rights and excess costs over identifiable tangible and intangible assets of $389 thousand and $238 thousand, respectively.

Effective  April  1,  1992, HMCLP entered into  a  Loan  Purchase
Agreement on an assignment of trade basis with Platte Valley Mortgage Corporation ("PVMC"), an affiliate of the Partnership. The agreement provided for the assignment of specific loans produced by PVMC on a monthly basis to HMCLP. In accordance with the terms of the agreement, HMCLP purchased loans from PVMC at an average rate of 102.45% of the face value of such mortgage loans, for 1993. Effective July 1, 1993, HMCLP assumed PVMC's production operations and, accordingly, this agreement was terminated. The servicing rights generated from the loans acquired from PVMC have been accounted for as OMSRs (prior to the adoption of SFAS No. 122). As a result, all costs associated with the origination of the OMSRs have been expensed in the period that the underlying loans were sold.

HMCLP subserviced loans on behalf of PVMC in accordance with the terms of a Flow Loan Subservicing Agreement dated April 1992. This agreement provided for the payment of a subservicing fee in the amount of $6.67 per month per loan serviced. As of December 31, 1993, PVMC's portfolio totaled 9,981 loans with an unpaid principal balance of approximately $670 million. On April 30, 1994, PVMC was party to a Purchase and Sale Agreement selling its servicing rights in GNMA loans to an unrelated third party, with a sale date of April 30, 1994, and a transfer date of October 4, 1994. HMCLP entered into an interim servicing agreement with the purchaser for the servicing rights sold by PVMC until the transfer date of October 4, 1994.

At December 31, 1994, HMCLP had certain notes receivable and notes payable due from or to PVSC or PVMC, which were due on demand and accrued interest at 2% above the prime rate.

HMCLP has a working capital subordinated debt line with Harbourton that was subordinate to all other loans with banks. The line of credit bore interest at rates ranging from prime to prime plus 2% (10.50% at December 31, 1994 and 8.00% at December 31, 1993). Interest paid to Harbourton for the years ended December 31, 1995, 1994, and 1993, totaled $438 thousand, $138 thousand and $8 thousand, respectively.

The Partnership has entered into transactions pursuant to which it repurchases delinquent loans from GNMA pools which it services and resells such loans on a servicing retained basis to Santa Cruz Partners, Skillman Partners, and Harbourton Reassurance, Inc., affiliates of the Partnership and Harbourton. As of December 31, 1995 and December 31, 1994, loans with unpaid principal balances totaling approximately $158.5 million and $117.3 million were purchased out of securitized pools and sold to these affiliates. These loans are being serviced on behalf of the affiliated companies. The associated mortgage servicing is reflected in the Serviced for Affiliates portion of the
Partnership's servicing portfolio. Such transactions are expected to benefit the Partnership by reducing the Partnership's related foreclosure loss through the reduction of the pass-through rate due to the investor (owner of the loan). The reduction in foreclosure loss reserve requirement is reflected as a gain on sale of defaulted loans to affiliates in the accompanying consolidated financial statements. In addition, the Partnership's advance requirement for its GNMA servicing will be reduced as the servicing contract with the affiliates is actual/actual as opposed to GNMA's scheduled/scheduled requirement.

Through the ordinary course of business, the Partnership acquires mandatory forward commitments to sell whole loans and mortgage backed securities through a dealer, whose owners also own less than an aggregate 5% limited partnership interest in Harbourton.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)   (1)  Financial Statements and Supplementary Data

           Report of Independent Public Accountants

           Consolidated Balance Sheets as of December 31, 1995 and 1994

           Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

   No supplemental financial data schedules specified by Item 302 of Regulation S-K are presented as the requirements are either not applicable or the data required to be set forth therein are included elsewhere in the Accounting Financial Statements.

    (2)   Exhibits

     (b) No reports on Form 8-K were filed by the Partnership during the last quarter of the year ended December 31, 1995.




            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Harbourton Financial Services L.P.:

We have audited the accompanying consolidated balance sheets of Harbourton Financial Services L.P. and subsidiaries as of
December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and partners' capital for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbourton Financial Services L.P. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in Notes 2 and 4 to the consolidated financial statements, effective January 1, 1995, the Partnership changed its method of accounting for mortgage servicing rights.





Denver, Colorado
March 29, 1996.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)

                                            1995        1994
ASSETS
  Cash and cash equivalents           $    2,273   $   1,670
  Mortgage loans held for sale, net      232,073      45,237
  Mortgage loans held for investment,
  net of reserve of $123 and $0,           1,507       1,084
  respectively
  CMO bonds, residual interests,
  investment securities and SMATs, net
  of accumulated amortization of $439      6,306        424
  and $176, respectively
  Notes receivable - affiliates              587          988
  Advances receivable, net                21,016       22,252
  Mortgage servicing rights, net of
  accumulated amortization of $21,979
  and $13,489, respectively and           75,846       33,899
  valuation allowances of $1,132 and $0,
  respectively
  Deferred acquisition, transaction and
  loan costs, net of accumulated           2,676        1,394
  amortization of $1,271 and $598,
  respectively
  Property, equipment and leasehold
  improvements, net of accumulated
  amortization of $3,283 and $1,338,       4,176        2,969
  respectively
  Investment in affiliates                    --        1,907
  Due from affiliates                      3,632           --
  Excess cost over identifiable tangible
  and intangible assets acquired, net of
  accumulated amortization of $464 and     2,726          540
  $85, respectively
  Other assets                             3,277        3,837
Total Assets                            $356,095     $116,201

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Installment purchase obligations -  $   9,740      $  1,074
  servicing
  Foreclosure reserves                    8,142        5,980
  Lines of credit                       232,144       54,065
  Term loans                             37,215       22,333
  Notes payable - affiliates                581          600
  Due to affiliates                          --           46
  Accounts payable and other             13,766        6,334
  liabilities
Total Liabilities                       301,588       90,432

Partners' Capital                        54,507       25,769

Total Liabilities and Partners'        $356,095     $116,201
Capital

The accompanying notes are an integral part of these consolidated financial statements.


     HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)

                                           1995       1994       1993
REVENUES
  Loan servicing fees                    $ 19,479   $ 14,525   $  9,613
  Loan servicing fees and subservicing
  fees received from affiliates             1,678        433      1,116
  Ancillary income                          6,404      4,405      2,026
  Gain on sale of defaulted loans to        1,412        146         --
  affiliates
  Investment income net of interest
  expense on escrows of $265,  $265,        4,774      3,725      3,226
  and $110, respectively
       Total servicing revenue             33,747     23,234     15,981
  Gain on sale of mortgage loans and
  related mortgage servicing rights         9,093      8,348     21,851
  Assignment of trade fee incurred to an       --         --     (3,169)
  affiliate
  Interest income, net of related
  warehouse interest expense of $6,383,     1,059        844      1,975
  $3,718,  and $5,691, respectively
  Other production income                   5,434      3,642      5,025
     Total production income - gross       15,586     12,834     25,682
  Other investment and interest income      4,081        483        134
        Total Revenue                      53,414     36,551     41,797

EXPENSES
  Servicing costs                           6,991      5,681      4,127
  Prepayment costs and interest             1,702        695        998
  curtailments
  Provision for foreclosure losses          4,029      2,364        448
  Amortization of mortgage servicing        8,490      6,231      5,549
  rights
  Impairment of mortgage servicing
  rights                                    1,132        --         462
     Total servicing expenses              22,344     14,971     11,584
  Loan production and secondary            16,141     12,828     11,849
  marketing costs
  General and administrative costs,
  including management fees and
  reimbursed costs to its affiliates of     6,200      4,405      5,163
  $795, $400,  and $360, respectively
  Interest expense - term loans             2,632      1,167      1,021
  Other interest expense                      656         55        100
  Other interest expense-affiliates, net
  of interest income-affiliates of $45,       776        226        287
  $98,  and $100, respectively
  Other amortization and depreciation       1,935        648        268
     Total Expenses                        50,684     34,300     30,272
Net Income Before Equity in Earnings of
Affiliates and Gain on Bulk Sale of
Servicing                                   2,730      2,251     11,525
Equity in earnings of affiliates             (254)      (374)        --
Gain on bulk sale of servicing              9,148      2,957         --

Net Income                              $  11,624  $   4,834   $ 11,525
Net Income per Preferred Unit, based
on 37,309,780; 30,087,826;    and
30,087,826 weighted average number of   $     .31  $    .16    $    .38
Preferred Units     outstanding,
respectively

The accompanying notes are an integral part of these consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)

                                                1995    1994     1993
Cash Flows From Operating Activities:
  Net Income                                 $11,624   4,834   11,525

     Adjustments to reconcile net income to net
     cash from operating activities:
     Gain on bulk sale of originated          (9,148)  (2,957)     --
     servicing
     Gain on sale of defaulted loans            (645)    (146)     --
     Gain on sale associated with retained   (10,924)      --      --
     servicing
     Net unrealized gain on CMO bonds,        (2,669)      --      --
     residual interests and SMATs
     Mortgage servicing rights valuation       1,132       --      --
     allowance
     Amortization and depreciation            10,425    7,246   6,638
     Equity in earnings of affiliates            254      374      --
     Provision for foreclosure losses          4,029    2,364     448
     Changes in operating assets and
     liabilities:
       Mortgage loans held for sale and     (176,264) 112,682 (71,454)
       investment, net
       Advances receivable                     2,356   (3,015) (4,661)
       Other assets                            7,772     (502) (1,968)
       Due to/from affiliates                 (3,634)  (2,056)   (297)
       Accounts payable and other
       liabilities                             5,708   (2,328)  5,001

Net Cash Flows  From Operating Activities   (159,984) 116,496 (54,768)

Net Cash Flows  From Investing Activities:
  Proceeds from bulk sale of originated        9,148    4,058      --
  servicing
  Net acquisition of mortgage servicing       (4,112)  (4,274) (3,869)
  rights
  Increase in notes receivable - affiliates      466   (3,356) (1,180)
  Funding of deferred acquisition and           (840)    (309)    (16)
  transaction costs
  Amortization of CMO bonds, residual            914       --      --
 interests, and investment securities
  Purchase of investment securities               --       --   (1,071)
  Funding of acquisition advances               (676)   (3,641)   (199)
  Distribution from affiliates                    --       20       --
  Purchases of property and equipment         (1,759)   (1,149)   (971)
  Cash acquired in Exchange Transaction        2,715        --      --
Net Cash Flows  From Investing Activities      5,856    (8,651) (7,306)

Cash Flows From Financing Activities:
  Principal payments on term loans           (33,670)   (4,571) (2,083)
  Term debt advances                          41,350    20,308      --
  Net (repayment) borrowings on lines of     156,607  (104,513) 64,919
  credit and short term borrowings
  Repayments on installment purchase          (5,982)  (10,158) (5,600)
  obligations
  Funding of deferred loan costs                (983)     (173)     --
  Payment on partners' notes receivable          300       267      65
  Partners' (distributions) contributions,        --    (8,982)  1,644
  net
  Net (repayments) borrowings from notes      (2,891)   (8,074)  8,404
  payable - affiliates
Net Cash Flows From Financing Activities     154,731  (115,896)  67,349
  Increase (decrease) in cash and cash           603    (8,051)   5,275
  equivalents
Cash and cash equivalents at beginning of    1,670       9,721   4,446
period
Cash and cash equivalents at end of period  $2,273       1,670   9,721


The accompanying notes are an integral part of these consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)

                                               1995      1994     1993
Non-cash Investing and Financing
Activities:
Acquisition and consolidation of HBT,
TMC, HFC, and TMC Mortgage Corp., net of
cash acquired:
  Mortgage loans held for sale, net         $12,922       --       --
  Mortgage loans held for investment            222       --       --
  CMO bonds and residual interests            3,864       --       --
  Notes receivable - affiliates                 314       --       --
  Advances receivable                         5,875       --       --
  Mortgage servicing rights, net             18,631       --       --
  Deferred acquisition and loan costs, net       86       --       --
  Property and equipment, net                   468       --       --
  Investment in affiliates                   (1,652)      --       --
  Excess cost over identifiable tangible      2,236       --       --
  and intangible assets acquired
  Other assets                                7,212       --       --
     Total Assets                            50,178       --       --

  Foreclosure reserves                        3,334       --       --
  Lines of credit                            11,890       --       --
  Term loans                                  7,202       --       --
  Short-term borrowings                       9,582       --       --
  Notes payable - affiliates                  5,588       --       --
  Due to affiliates                             (44)      --       --
  Accounts payable and other liabilities      1,724       --       --
     Total Liabilities                       39,276       --       --

Contribution of investment in affiliate          --    2,221       --
Installment purchases of mortgage            14,636   10,338    7,192
servicing rights
Distribution to affiliates prior to the      (6,284)      --       --
Exchange Transaction
Conversion of debt in exchange for            9,000       --       --
preferred units
Unrealized gain (loss) on available for        (146)      65       --
sale securities
Contribution of investment in
settlement of note                              249      --       535
     receivable from affiliate
Contribution of property and equipment,          --       189      854
net
Contribution of miscellaneous receivables        --      (298)     (23)
and payables
Conversion of payable to affiliates to           --        --    1,286
notes payable - affiliates
Net distribution of notes
receivable/payable from/to affiliates and        --    (3,768)      --
due from/to affiliates
Reduction in partners' capital in                --        --    1,456
exchange for note payable to affiliate
Contribution of other partners' capital          --        --      632
as notes payable
Push down of purchase price in connection
with Harbourton's Acquisition of
management interest in Western:
  Purchased servicing rights                    389       --       --
  Excess cost over identifiable tangible
and intangible assets acquired                  238       --       --
                                                627       --       --

The accompanying notes are an integral part of these consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)

                      General              Limited Partners
                      Partner
                                Pre            Subor-
                               ferred         dinated                Total
                      Amount    Units  Amount  Units  Amount  Other  Amount

Balance at December $    148   30,088 $18,484     -      -      -   $18,632
31, 1992
Payment on
partners' notes            -        -      21     -      -      -        21
receivable
Partners' capital          -        -   6,275     -      -      -     6,275
contributions
Distribution of          (45)       -  (4,439)    -      -      -    (4,484)
earnings
Liquidation of            (1)       -    (727)    -      -      -      (728)
partnership
interests
Net income for the
year ended 1993          114        -  11,411     -      -      -    11,525

Balance at December      216   30,088  31,025     -      -      -    31,241
31, 1993

Contribution of
investment in              -        -   2,221     -      -      -     2,221
affiliates
Net distribution of
assets and                 -        -  (3,877)    -      -      -    (3,877)
liabilities to
affiliates
Distribution of
earnings                 (97)       -  (8,885)    -      -      -    (8,982)
Payment on
partners' notes           -         -     267     -      -      -       267
receivable
Unrealized gain on
available-for             -         -       -     -      -     65        65
sale securities
Net income for the
year ended 1994          50         -   4,784     -      -      -     4,834
Balance at December     169    30,088  25,535     -      -     65    25,769
31, 1994

Payment on
partners' notes           -         -     300     -      -      -       300
receivable
Unrealized loss on
available-for             -         -       -     -      -   (146)     (146)
sale securities
Push down of
purchase price in
connection with
Harbourton's
Acquisition of            -         -     627     -      -      -       627
management interest
in Western prior to
Western
Transaction:
Acquisition of HBT,
TMC, and HFC              -     6,897  13,617     -      -      -    13,617
Conversion of debt
in exchange for           -     4,918   9,000     -      -      -     9,000
Preferred Units
Net income for the      116         -  11,508     -      -      -    11,624
year ended 1995
Distribution to
affiliates prior          -         -  (6,284)    -      -      -    (6,284)
to Exchange
Transaction

Balance at December    $285    41,903 $54,303     -      -     (81) $54,507
31, 1995


The accompanying notes are an integral part of these consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
          (After Corporate Reorganization  --  Note 1)
                December 31, 1995, 1994 and 1993


Note 1.   Description of Business and Organization

Harbourton Financial Services L.P. ("HBT") was created pursuant to a Certificate of Limited Partnership filed with the Secretary of the State of Delaware on August 12, 1987 and a limited partnership agreement (the "HBT Agreement") dated as of August 12, 1987. Harbourton Mortgage Corporation (the "General Partner") was incorporated in the State of Delaware on August 12, 1987. The General Partner manages the business and affairs of HBT and has exclusive authority to act on behalf of HBT. HBT's termination date is December 31, 2050 unless sooner dissolved or terminated pursuant to the HBT Agreement.

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

On August 5, 1994, Harbourton Holdings, L.P. ("Harbourton"), a Delaware limited partnership, acquired from JHM Capital Corporation ("JCC") (i) all of the issued and outstanding capital stock of the General Partner of HBT and (ii) all of the issued and outstanding Subordinated Units of HBT, pursuant to the terms of a definitive acquisition agreement (the "Transfer Agreement") for a sum of $100.

Pursuant to the Transfer Agreement and New York Stock Exchange rules, on March 14, 1995, HBT obtained the approval from existing Unitholders to issue to Platte Valley Servicing Co., L.P. ("PVSC"), a 99% owned subsidiary of Harbourton, approximately
21.5 million Preferred Units of HBT in exchange for PVSC's ownership interest of (i) all of the issued and outstanding limited partnership interests of Harbourton Mortgage Co., L.P. (formerly Platte Valley Funding, L.P.) ("HMCLP") and (ii) all of the issued and outstanding capital stock of Harbourton Funding Corporation (formerly Platte Valley Funding Corporation) ("HFC"), the general partner of HMCLP (the "Harbourton Transaction"). Pursuant to an agreement dated October 1, 1994 (the "TMC Mortgage Agreement"), which was joined in by HBT with the unanimous consent of the independent directors of the General Partner, TMC Mortgage Corp. and two of its shareholders (the "TMC Parties") agreed to contribute to HBT their direct and indirect 50% interest in TMC Mortgage Co., L.P. ("TMC"), a partnership engaged in the origination and sale of mortgage loans in the eastern United States, in exchange for approximately .8 million Preferred Units (the "TMC Transaction"). On the same date, HMCLP agreed to include its 50% direct and indirect equity interest in TMC as part of the assets owned by it at the time of the consummation of the Harbourton Transaction (collectively, the "Exchange Transaction").

Upon the consummation of the Exchange Transaction, HMCLP became a wholly-owned subsidiary of HBT and TMC became an indirect wholly-owned subsidiary of HBT, with an aggregate 50% equity interest owned by HBT and an aggregate 50% equity interest owned by HMCLP. The effect of the Exchange Transaction was that PVSC acquired approximately 75.7% of the issued and outstanding Preferred Units of HBT, and the TMC Parties acquired approximately 2.9% of the issued and outstanding Preferred Units. HBT has continued to exist in accordance with the provisions of the HBT Agreement, which was unchanged by the Exchange Transaction.

On July 31, 1995 HBT acquired Western Sunrise Holdings, L.P. (the "Western Transaction") and its subsidiaries, Western Sunrise
Mortgage Co., L.P. and its general partner Western Sunrise Mortgage Corporation (collectively "Western"). Western had been an affiliated mortgage originator and servicer headquartered in Sacramento, California and was a 99% owned subsidiary of Harbourton. At the transaction date (July 31, 1995), the net book value of Western was approximately $5.7 million. The fair value of Western on that same date was approximately $15.7 million, and in exchange for Western, Harbourton and its general partner Harbourton General Corporation ("HGC") received approximately 8.6 million Series B Preferred Units having generally the same rights as the outstanding Preferred Units. During the quarter ended December 31, 1995, the Preferred
Unitholders voted to convert the Series B Units to Preferred Units at a conversion ratio of one Preferred Unit for each Series B Unit. Furthermore, as additional consideration for their respective contributions of Western, Harbourton and HGC will be issued additional Preferred Units if certain economic earnings hurdles are met. Additional Preferred Units will be issued based upon 70% and 40% of the "Excess Earnings" for the 12 month periods commencing on April 1, 1995 and 1996, respectively. Excess Earnings will be calculated as the economic earnings of the Western production operation in excess of $2.5 million and $2.6 million for the 12 month periods commencing on April 1, 1995 and 1996, respectively. The unit price for the Preferred Units will be based upon the average closing price for the 20 business days ending on July 31, 1997. The Western Transaction was accounted for as a reorganization of entities under common control similar to a pooling-of-interests.

HBT, HMCLP, and HFC are hereinafter collectively referred to the "Partnership" unless otherwise noted. In conjunction with the Western Transaction, HBT merged Western into HMCLP. Simultaneously, HBT contributed its 50% interest in TMC and transferred all of its remaining mortgage banking-related assets to HMCLP.

HBT, HMCLP, and HFC are hereinafter collectively referred to as the "Partnership" unless otherwise noted. The Partnership's primary business activity is mortgage banking, which is conducted through its wholly-owned subsidiary HMCLP. Mortgage banking consists of (i) mortgage loan servicing activities, including the acquisition and sale of mortgage servicing rights, (ii) the origination and purchase of mortgage loans, including the securitization and sale of mortgage loans with the related servicing rights retained or released, and (iii) investments in other mortgage-related securities. HMCLP is an approved Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("Freddie Mac") licensee.

In general, each quarter the Partnership allocates 99% and 1% of profits and losses to the Preferred Unitholders and General Partner, respectively, up to a maximum amount as defined in the Partnership Agreement ("Participating Amount"). This Participating Amount generally does not exceed the product of the cash or fair value of property contributed to the Partnership in consideration for the issuance of Preferred Units, including units issued in connection with the Exchange and Western Transaction ("Initial Investment") and the appropriate weighted average Treasury Index. Profits that exceed this Participating Amount, up to an additional amount as defined, are allocated 75%, 12.5% and 12.5% to the Preferred Unitholders ("Preferred Amount"), General Partner and Subordinated Unitholder, respectively. Preference amounts ("Second Preference") beyond these levels, up to an additional amount as defined, are then allocated 62.5%, 18.75% and 18.75% to the Preferred Unitholders, General Partner and Subordinated Unitholder, respectively. Preference amounts in excess of the Second Preference are then allocated 55%, 22.5%, and 22.5% to the Preferred Unitholders, General Partner, and Subordinated Unitholder, respectively. Cash distributions are allocated approximately in the same manner as allocated taxable profits. Losses are allocated up to the amount of the sum of the undistributed Preferred Amount allocations, Second Preference allocations and Participating Amount allocations to the Preferred Unitholders, Subordinated
Unitholders, and General Partner in proportion to their respective interest in the sum of such undistributed allocations.

Prior to the Exchange Transaction, HMCLP's and Western's profits and losses were allocated in accordance with their respective partnership agreements.

Note 2.     Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of HBT, HMCLP and HFC. The consolidated financial statements and notes reflect the Western Transaction for all periods presented in accordance with the pooling-of-interests method of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

As previously discussed, on March 14, 1995, the existing Unitholders of HBT approved the issuance of approximately 21.5 million Preferred Units of HBT (a 75.7% controlling interest in
HBT) in exchange for 100% ownership interest in HMCLP and HFC. Because of the change in control of HBT, this transaction was accounted for as a reverse acquisition of HBT by HMCLP.
Concurrent with the Exchange Transaction, HBT acquired a 50% interest in TMC in exchange for approximately .8 million Preferred Units of HBT (a 2.9% interest) (the "TMC Transaction"). This interest, combined with the 50% interest previously contributed to HMCLP by Harbourton, in June of 1994, resulted in HBT's direct and indirect 100% ownership of TMC. Accounting for a reverse acquisition requires that the historical results of operations (prior to the Exchange Transaction) reflect the operations of HMCLP as the continuing accounting entity. Further, under the accounting for a reverse acquisition, HBT is reported as if it were purchased as of the date of the Exchange Transaction. Therefore, the historical results of operations exclude the operating results of HBT prior to the date of the Exchange Transaction. These results are reflected in the purchase adjustments associated with the recognition of this transaction. The operating results of TMC are reflected as equity in earnings in affiliates in the operating results of HMCLP for the period from June 30, 1994 to the date of the Exchange Transaction. Thereafter, the results of operations of TMC are reflected as a 100% owned subsidiary of the Partnership and reported in the consolidated statements of operations. On July 31, 1995, HBT acquired Western in exchange for approximately
8.6 million Series B Preferred Units (the "Western Transaction") which were converted to Preferred Units during the quarter ended December 31, 1995. This was a transaction between entities under common control, therefore, the transaction was accounted for using the pooling-of-interests method of accounting. Under the pooling method of accounting, the results of operations of Western are presented as if the transaction occurred at the inception date of HMCLP and Western.

In summary, the historical consolidated results of operations presented herein primarily represent the following: a) HMCLP and Western consolidated for the periods prior to June 30, 1994,
b) HMCLP and Western consolidated plus a 50% equity interest in TMC for the period from July 1, 1994 through March 31, 1995, and
c) HMCLP, Western, HBT and TMC consolidated, from April 1, 1995 to December 31, 1995.

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

Advances Receivable - Funds advanced for the purpose of purchasing loans out of securitized mortgage loan pools and funds advanced for mortgagor escrow deficits, foreclosures and other investor requirements are recorded as advances receivable in the consolidated statements of financial condition. Such receivables are generally recoverable from the insurers or guarantors, which are generally government agencies, or the mortgagors through increased monthly payments, as applicable. A reserve for uncollectible items has been established for those receivables which management estimates are not recoverable.

Mortgage Servicing Rights - The Partnership capitalizes the  cost
of   mortgage  servicing  rights  and  amortizes  such  costs  in
proportion   to,  and  over  the  period  of,  estimated   future
undiscounted net servicing income.  See also Note 4.

CMO Bonds, Residual Interests, Investment Securities, and SMATs - The Partnership classifies its CMO bonds, residual interests, and securitized mortgage acceptance trusts ("SMATs") portfolio as trading securities since the securities are being held with the intent of selling them in the near term. Accordingly, such assets are stated at fair value and unrealized gains and losses are recognized in earnings. The Partnership classifies its Investment Securities as available for sale. Accordingly, such assets are stated at fair value and unrealized gains and losses are recognized as a component of partners' capital.

Deferred Acquisition, Transaction and Loan Costs - Deferred loan costs totaling approximately $1.3 million are amortized over the life of the term loan agreement using the straight line method which approximates the effective interest method. Deferred acquisition and transaction costs totaling approximately $2.7 million are amortized over a period of five years using the straight-line method.

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

Investment in Affiliates - HMCLP recorded its investment in affiliates (TMC) based on the equity method of accounting for the period from June 30, 1994 through March 31, 1995. HMCLP's carrying amount of its investment in affiliates exceeded its underlying equity in net assets by approximately $1.1 million for which amortization of $18 thousand and $35 thousand has been recognized in the accompanying statement of operations for the three months ended March 31, 1995 and six months ended December 31, 1994, respectively. Excess cost is amortized on a straight-line basis over a period of 15 years.

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

Income Taxes - The Partnership is a limited partnership and is not liable for federal income taxes, however, individual unitholders have liability for income taxes. As a result of the provisions currently in the tax law, the Partnership could be taxed as a corporation for federal income tax purposes for its tax year beginning on January 1, 1998. See Note 13.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain amounts presented for prior periods have been reclassified to conform to the current year's presentation. The reclassifications primarily relate to how deferred origination fees and costs were presented in the accompanying consolidated statement of operations in the prior years. Accordingly, gain on sale of mortgage loans and servicing, other production income and loan production and secondary marketing costs were affected. Further, reclassification of certain general and administrative costs were reclassed to loan production and secondary marketing costs.

SFAS No. 107 - During the year ended December 31, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), which requires that companies disclose the fair value of financial instruments, where practicable, and the method(s) and significant assumptions used to estimate those fair values. The adoption of SFAS No. 107 resulted only in additional disclosure requirements and had no effect on the Partnership's consolidated financial position or results of operations.

SFAS No. 109 - During the year ended December 31, 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, the Partnership is required to provide deferred taxes on any temporary differences between the basis of its assets and liabilities for financial reporting and income tax purposes that are anticipated to exist after the Partnership is treated as a corporation (see Note 13).

SFAS No. 119 - During the year ended December 31, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments ("SFAS No. 119"), which requires additional disclosures about derivative financial instruments and how companies use them. The adoption of SFAS No. 119 resulted only in additional disclosure requirements and had no effect on the Partnership's consolidated financial position or results of operations.

SFAS No. 121 - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"), which is effective for the Partnership in its fiscal year ending after December 15, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Partnership be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership has not adopted the principles of this statement within the accompanying consolidated financial statements; however, it is anticipated that its adoption will not have a material impact on the Partnership's consolidated financial condition or results of operations when adopted in fiscal 1996.

SFAS No. 122 - During the quarter ended September 30, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights--An amendment of FASB Statement No. 65 ("SFAS No. 122") retroactive to January 1, 1995, which modifies the accounting for originated mortgage servicing rights ("OMSRs") by mortgage banking enterprises. The overall impact to the Partnership's consolidated financial statements was an increase in net earnings for the year ended December 31, 1995 of approximately $9.5 million, or $.25 per Preferred Unit. See Note 4 for further discussion regarding the adoption of SFAS No. 122.

SFAS   No.  123  -  In  October 1995,  the  Financial  Accounting
Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which is effective for the Partnership in its fiscal year ending after December 15, 1996. SFAS No. 123 provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The pronouncement allows for a fair value based method  of  accounting  for employee stock  options  and  similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, SFAS No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Partnership continues to evaluate the provisions of SFAS No. 123 and has not determined whether it will adopt the recognition and measurement provisions of that Statement in fiscal 1996, which the Partnership expects would have an immaterial effect on its consolidated financial condition or results of operations.

Note 3.   Mortgage Servicing Portfolio

The Partnership's mortgage servicing and subservicing portfolio included loans in all 50 states and the District of Columbia.
The following table shows the geographic concentration of the mortgage servicing portfolio:

                          December 31,          December 31,
                              1995                  1994
California                   26.6%                  26.0%
Florida                       8.0%                   8.9%
Texas                         7.8%                   9.2%
Colorado                      4.7%                   6.1%
Other*                       52.9%                  49.8%
Total                       100.0%                 100.0%

* Loans from no other state exceed 5% of the principal balance of loans in the portfolio in either year.

The Partnership's servicing and subservicing portfolio (unpaid principal balances and number of loans) was comprised of the following (in thousands except number of loans):

                        December 31, 1995        December 31, 1994
                       Principal  Number of     Principal   Number of
                        Balance     Loans        Balance      Loans
Servicing:
   GNMA Loans         $4,262,160   79,994       $3,129,359   59,169
   Non-GNMA Loans      1,768,924   20,218          780,149   10,799
   Serviced  for         161,395    2,663          117,250    1,988
   affiliates
Total Servicing        6,192,479  102,875        4,026,758   71,956

Subservicing:
   Subserviced  for           --      --         1,075,784   15,689
   affiliates
   Subserviced  for      148,923    1,542          100,154    1,048
   others
Total Subservicing       148,923    1,542        1,175,938   16,737

Total Portfolio       $6,341,402  104,417       $5,202,696   88,693

As of December 31, 1995 and December 31, 1994, the total GNMA loans serviced and subserviced include loans insured by the Federal Housing Administration ("FHA") of 58,829 and 55,036, respectively, and loans guaranteed by the Veterans Administration (`VA") of 21,455 and 18,100, respectively. In addition, at December 31, 1995, the Partnership services 1,308 FHA loans for FNMA which are potentially subject to the same losses experienced on GNMA-FHA loans that complete the foreclosure process and are conveyed to FHA. At December 31, 1994, substantially all of the loans subserviced for affiliates consisted of loans subserviced for HBT (prior to the Exchange Transaction).

Non-GNMA loans serviced by the Partnership are generally securitized through FNMA or FHLMC programs on a non-recourse basis, whereby foreclosure losses are generally the responsibility of FNMA or FHLMC and not of the Partnership. GNMA loans serviced by the Partnership are securitized through GNMA programs, whereby the Partnership is insured against certain losses by the FHA or partially guaranteed against loss by the VA, however, the Partnership is subject to foreclosure risk. In addition, the Partnership is not responsible for foreclosure losses associated with loans subserviced for others.

In connection with mortgage servicing and subservicing activities, the Partnership segregates tax and insurance ("T&I") escrow and principal and interest ("P&I") custodial funds in separate trust accounts maintained at federally insured financial institutions and excludes these balances from its consolidated balance sheet. For the years ended December 31, 1995 and December 31, 1994, these T&I and P&I balances averaged approximately $71.9 million and $85.0 million, respectively.

At  December  31,  1995, errors and omissions and  fidelity  bond
insurance   coverage  was  $10.0  million   and   $7.5   million,
respectively.

In conjunction with the performance of mortgage banking activities, the Partnership is subject to minimum net worth requirements established by GNMA, FNMA, Freddie Mac and the Department of Housing and Urban Development ("HUD"). At December 31, 1995, the Partnership's eligible net worth exceeded these requirements.

During the period April 1, 1992 through June 30, 1993, the Partnership acquired loans on an assignment of trade basis with Platte Valley Mortgage Corporation ("PVMC"), an affiliate of the Partnership (see Note 9). The assignment of trade fee associated with the loans acquired on June 30, 1993 was recognized during the month of July 1993 when the related loans were sold.
Effective   July  1,  1993,  the  Partnership  began   internally
originating loans.

The servicing rights generated, including the loans acquired from PVMC have been accounted for as originated mortgage servicing rights ("OMSRs") prior to the adoption of SFAS No. 122. As a result, all costs associated with the origination of the OMSRs have been expensed in the period that the underlying loans were sold.

Note 4.   Mortgage Servicing Rights

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, which is effective for fiscal years beginning after December 15, 1995, with earlier application encouraged. SFAS No. 122, however, prohibits retroactive application to prior years. SFAS No. 122, among other things, modifies accounting for originated mortgage servicing rights by mortgage banking enterprises. The change eliminates the separate treatment of servicing rights acquired through loan origination and those acquired through purchase transactions, as previously required under SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Accordingly, the Partnership's consolidated financial statements through December 31, 1994 were accounted for under SFAS No. 65. The Partnership adopted SFAS No. 122 in the quarter ended September 30, 1995 retroactive to January 1, 1995 and its consolidated financial statements for the first and second quarters of 1995 were restated to reflect the impact of adopting SFAS No. 122. The overall impact on the Partnership's consolidated financial statements of adopting SFAS No. 122 was an increase in net earnings for the year ended December 31, 1995 of approximately $9.5 million.

SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. The fair value of the Partnership's government product mortgage servicing rights created during the year ended December 31, 1995 was determined by an independent third-party valuation based on market characteristics during the quarter in which the mortgage servicing rights were created. The fair value of the Partnership's conventional product mortgage servicing rights created during the year ended December 31, 1995 was based on third-party quoted market prices for similar products.

SFAS No. 122 also requires that all capitalized mortgage servicing rights ("MSRs") be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. In determining servicing value impairment at the end of the quarter, the mortgage servicing portfolio was disaggregated into its predominant risk characteristics. As noted previously, the Partnership adopted SFAS No. 122 during the quarter ended September 30, 1995 retroactive to January 1, 1995. The Partnership reallocated its total book basis in its mortgage servicing rights (which had previously been recorded on an acquisition by acquisition basis) as of January 1, 1995 to its new risk stratum based on a relative fair value basis. The Partnership has determined those risk characteristics to be loan type and interest rate. These segments of the portfolio were then valued by an independent third-party to determine the fair value of the MSRs. The fair value, as determined by independent appraisal, was then compared with the book value, net of the foreclosure reserve, of each segment to determine if a reserve for impairment was required. As of December 31, 1995 a valuation allowance of approximately $1.1 million was recorded against various portfolio risk stratum. Mortgage interest rates decreased in excess of 50 basis points from the beginning of the fourth quarter to the end of the fourth quarter. This decrease in interest rates caused an increase in the risk of prepayments associated with the servicing portfolio, thereby decreasing the servicing portfolio's value.

Prior to the adoption of SFAS No. 122, the Partnership accounted for mortgage servicing rights under SFAS No. 65. Accordingly, the Partnership evaluated the realizability of each purchased servicing rights portfolio based upon the future undiscounted net servicing income related to each portfolio on a disaggregated basis. The level of disaggregation resulted in the grouping of loans with similar characteristics (e.g., purchase by purchase, coupon interest rates, loan type, and maturity). If the future undiscounted net servicing income related to each portfolio exceeded the assets carrying amount, a write-down was recorded for that amount.

The following table presents a summary rollforward of the Partnership's mortgage servicing rights, net of accumulated amortization (in thousands):

Balance at January 1, 1992                   $     -0-
Initial contributions from affiliate             1,433
Acquisitions                                    19,336
Sales                                           (1,352)
Scheduled amortization *                          (720)
Amortization due to acquisitions                (1,100)
Unscheduled amortization                           (30)

Balance at December 31, 1992                  $ 17,567

Acquisitions                                    10,638
Scheduled amortization *                        (4,191)
Amortization due to acquisitions                (1,217)
Unscheduled amortization                          (141)
Impairment write-off (prior to SFAS 122)          (462)

Balance, at December 31, 1993                 $ 22,194

Acquisitions                                    18,803
Sales                                             (867)
Scheduled Amortization*                         (5,692)
Amortization due to acquisitions                (1,453)
Reduction  in scheduled amortization  due  to
changes                                            914
     in anticipated prepayments

Balance, at December 31, 1994                  $33,899

Acquisitions                                    38,656
Capitalized OMSRs in connection  with  SFAS     12,913
No. 122
Scheduled amortization*                         (5,058)
Amortization due to acquisitions                (3,314)
Unscheduled amortization                          (118)
Valuation allowance                             (1,132)

Balance, at December 31, 1995                  $75,846

* Scheduled amortization is based on estimates made at the beginning of each fiscal year.

As previously discussed, SFAS No. 122 prohibits retroactive application for OMSRs created prior to the fiscal year in which the Partnership adopted the new accounting pronouncement. As a result the Partnership, at December 31, 1995, owns servicing rights related to approximately $650 million in mortgage loans that are not capitalized in its consolidated financial statements. Further, SFAS No. 122 prohibits the recognition of fair value in excess of the book basis of the MSRs. As a result, the Partnership has off-balance sheet value associated with its non-capitalized MSRs, as well as the excess in fair value of the MSRs capitalized in the consolidated financial statements. At December 31, 1995, the carrying value of the MSRs capitalized in the consolidated financial statements, approximated $71.1 million (net of the applicable foreclosure reserves of approximately $4.7 million), with an estimated fair value of approximately $74.2 million.

Effective January 31, 1995, the Partnership entered into a Purchase and Sale Agreement with an unrelated third party to sell OMSRs, originated prior to the adoption of SFAS No. 122, related to GNMA loans with unpaid principal balances totaling approximately $493 million. The Purchase and Sale Agreement was dated January 31, 1995 with a May 2, 1995 servicing transfer date. In conjunction with the Purchase and Sale Agreement, the Partnership entered into an Interim Servicing Agreement with the purchaser to perform the servicing functions until the May 2, 1995 servicing transfer date. The Partnership realized a gain on sale of approximately $9.1 million, net of related transaction fees.

During the quarter ended September 30, 1995, the Partnership acquired approximately $1.5 billion of GNMA mortgage servicing rights from an unaffiliated third party. The Partnership negotiated with the third party to subservice the mortgage loans until the fourth quarter of 1995, at which time the loans were transferred to the Partnership. During that time period, the Partnership received servicing fees and ancillary income and paid a subservicing fee. In addition, the seller financed a portion of the purchase price which is reflected in installment purchase obligations in the accompanying consolidated financial statements. At December 31, 1995, the installment purchase obligation related to this transaction totaled approximately $9.1 million. The Partnership accrues interest on such obligation at prevailing market rates.

Additionally, the Partnership retained the servicing rights to approximately $665 million loans originated and sold during 1995, in addition to OMSRs on mortgage loans held for sale totaling approximately $104.3 million at December 31, 1995.

Note 5.   Mortgage Loan Production

The Partnership originates and purchases mortgage loans insured by FHA, mortgage loans partially guaranteed by the VA, conventional mortgage loans and home equity loans. The Partnership originates loans through three principal geographic regions (Eastern United States, Western United States and Central United States), which consist of approximately 25 branch offices, on both a wholesale and retail basis. During the years ended December 31, 1995, 1994, and 1993 HMCLP originated approximately $1.5 billion, $1.1 billion and $1.8 billion of mortgage loans, respectively.

Note 6. CMO Bonds, Residual Interests, Investment Securities and SMATs

In conjunction with the Exchange Transaction, the Partnership acquired investment in CMO bonds and residual interest portfolios. As of December 31, 1995, the Partnership's CMO bonds and residual interests portfolio consisted primarily of FNMA issues with various durations ranging from five to eleven years. These securities are classified as trading securities since the Partnership is actively seeking to sell the portfolio. The securities are carried at fair value and unrealized gains and losses are reported in earnings. Because no quoted market prices are available for CMO bonds and residual interests, fair value generally represents the estimated amount at which such CMO bonds and residual interests could be exchanged in a transaction between willing parties. Fair value is based on anticipated future cash flows utilizing projections of future prepayment rates based on current market participants' prepayment rate assumptions and future long-term estimates of short-term interest rates. Projected cash flows are discounted using estimates of discount rates established in market transactions for financial instruments with similar underlying characteristics and risks. For the year ended December 31, 1995, the CMO bonds and residual interests were held as trading securities and net unrealized gains of approximately $292 thousand are reflected in the consolidated statement of operations.

At December 31, 1995 and December 31, 1994, the balance of investment securities consisted of a 100% and 50% interest, respectively, in an interest-only strip derivative (see Note 9) of a pool of FNMA mortgage-backed securities. The securities had an original principal balance of $12 million on April 1, 1988. The interest-only security had an outstanding principal balance of approximately $2.0 million as of December 31, 1995, a maturity date of April 1, 2018, and a coupon rate of 8.5%. At December 31, 1995, the investment securities were held as available for sale net of an allowance for unrealized losses of approximately $81 thousand. Changes in this allowance are reflected as a separate component of partners' capital.

In conjunction with the Exchange Transaction, the Partnership acquired investments in SMATs which are investments that indirectly entitle the Partnership to the residual cash flows generated by mortgage related assets underlying an issuance of a mortgage related securities transaction. In a mortgage related securities transaction, the residual cash flows generated represent the excess cash flows after all required payments including administrative expenses have been disbursed pursuant to the terms of the mortgage related securities transaction. As the indirect owner of these residual cash flows the Partnership retains the option to call or redeem the underlying collateral once the balance falls below a minimum required amount. These investments are classified as trading securities since the Partnership is actively seeking to sell these investments. Fair market value of these investments generally represents the estimated amount which such investments could be exchanged in a transaction between willing parties. Fair value is based on estimated future cash flows utilizing estimates of, value of the underlying collateral, future prepayment rates, timing of the anticipated call date, and other factors impacting the value of the underlying collateral. Projected cash flows are discounted using estimates of discount rates established in market transactions for instruments with similar underlying characteristics and risks.

The SMATs are collateralized by FNMA mortgage backed securities with coupon rates ranging form 9% to 9.50%. As of the date of Exchange Transaction the fair market value of these investments was estimated to total approximately $700 thousand. As of December 31, 1995 the fair market value of the SMATs was approximately $3.1 million with underlying collateral balances totaling in excess of approximately $51.0 million. During 1995 the Partnership recognized an unrealized gain of $2.4 million associated with its investments in SMATs. During the first quarter of 1996, the Partnership realized the $2.4 million gain through the sale of a portion of its SMATs portfolio. The unsold SMATs had a fair value of $0 at December 31,1995.

Note 7.   Other Mortgage-Related Assets

The Partnership owns a prepayment cap to reduce the prepayment risks associated with the mortgage servicing portfolio. The Partnership is entitled to a monthly payment when the reference portfolio runoff rate exceeds the strike PSA of 485%. The reference portfolio is a FNMA 10% mortgage-backed security issued in 1986. The prepayment cap did not meet the requirements for hedge accounting and therefore, was accounted for as a trading instrument. The prepayment cap had a market value of $0 at December 31, 1995. The termination date of the cap is January 31, 1997.

In addition, the Partnership owns a LIBOR interest rate floor instrument to help manage a portion of the interest rate risk associated with its mortgage servicing rights. The LIBOR floor did not meet the requirements for hedge accounting and therefore, was accounted for as a trading instrument. The Partnership is entitled to a monthly payment when the LIBOR rate falls below the strike rate of 4.00%. At December 31, 1995, the fair market value of the instrument was $0. The termination date of the floor is September 30, 1997.

Note 8.   Bank Debt

Term loans consisted of the following (in thousands):
                                     December 31,       December 31,
                                         1995              1994
Term  loan  due in  quarterly
principal        installments
totaling        approximately
$2.1  million  each  quarter.
Interest   is  paid  monthly.
The  term  loan matures  June
30,  2000  and is secured  by
substantially  all   of   the
assets  of  the  Partnership,
other   than  mortgage  loans
held   for  sale  and  assets
securing  other  debt.    The
interest rate may be  reduced
by    certain    compensating
balance   arrangements   with
respect to escrow and  agency
premium deposit balances.              37,215                  --

Term   loan  (HMCLP)  due   in
monthly principal installments
totaling  approximately   $667
thousand     plus      accrued
interest.    The   term   loan
matured  July 31,  1995.   The
loan     was    secured     by
substantially   all   of   the
assets  of  HMCLP, other  than
mortgage  loans held for  sale
and   assets  securing   other
debt.   The interest rate  may
be    reduced    by    certain
compensating           balance
arrangements with  respect  to
escrow   and  agency   premium
deposit balances.                 $        --             $22,333

Total                                 $37,215             $22,333

Lines of credit consisted of the following (in thousands):
                                     December 31,       December 31,
                                         1995               1994
A  warehouse line of credit to
fund    the    purchase     or
origination   of   residential
mortgage loans with a  maximum
availability of $200.0 million
at  December 31,  1995.   This
line  of  credit matures  July
30,  1996  and advances  under
this  line are secured by  the
individual mortgage loans  and
related  assets. The  interest
rate may be reduced by certain
compensating           balance
arrangements with  respect  to
escrow   and  agency   premium
deposit balances.                     200,000                 --

                                     December 31,       December 31,
                                         1995              1994
A   letter   agreement   dated
December 29, 1995 to fund  the
purchase  and  origination  of
residential   mortgage   loans
with a maximum availability of
$25  million  at December  31,
1995.   This agreement expired
January  31, 1996 and advances
under   this  agreement   were
secured   by   the  individual
mortgage  loans  and   related
assets.   Advances under  this
agreement      reduce      the
availability     of     unused
portions  of  other  lines  of
credit   available   to    the
Partnership.    The   interest
rate may be reduced by certain
compensating           balance
arrangements with  respect  to
escrow   and  agency   premium
deposit balances.                       8,091
- - --

A line of credit to fund taxes
and insurance advances made on
behalf    of   borrowers    of
residential   mortgage   loans
with a maximum availability of
$5.0  million at December  31,
1995.   This  line  of  credit
matures  July  31,  1996   and
advances  under this line  are
secured    by   the    related
advances.   The interest  rate
may   be  reduced  by  certain
compensating           balance
arrangements with  respect  to
escrow   and  agency   premium
deposit balances.                       5,000                  --

A   line  of  credit  to  fund
principal     and     interest
advances  made  on  behalf  of
borrowers    of    residential
mortgage loans with a  maximum
availability of $15.0  million
at  December 31,  1995.   This
line  of  credit matures  July
31,  1996  and advances  under
this  line are secured by  the
related     advances.      The
interest  rate may be  reduced
by     certain    compensating
balance   arrangements    with
respect  to escrow and  agency
premium deposit balances.               2,300
- - --
                                     December 31,       December 31,
                                         1995              1994
A  warehouse  line  of  credit
(HMCLP)  to fund the  purchase
or  origination of residential
mortgage loans with a  maximum
availability of $10.0  million
at  December 31, 1994,  and  a
foreclosure line sublimit  for
loans    purchased   out    of
securitized  pools   of   $6.3
million at December 31,  1994.
This  line  of credit  matured
July  31,  1995, and  advances
under  this line were  secured
by   the  individual  mortgage
loans    and  related  assets.
The   interest  rate  may   be
reduced       by       certain
compensating           balance
arrangements with  respect  to
escrow   and  agency   premium
deposit balances.                          --               3,861

A  warehouse  line  of  credit
(HMCLP)  to fund the  purchase
or  origination of residential
mortgage loans with a  maximum
availability of $12.1  million
at  December 31, 1994,  and  a
foreclosure line sublimit  for
loans    purchased   out    of
securitized  pools   of   $4.5
million at December 31,  1994.
This  line  of credit  matured
July  31,  1995, and  advances
under  this line were  secured
by   the  individual  mortgage
loans and related assets.  The
interest  rate may be  reduced
by     certain    compensating
balance   arrangements    with
respect  to escrow and  agency
premium deposit balances.                  --               3,350

                                     December 31,       December 31,
                                         1995              1994
A  warehouse line  of  credit
(Western)   to    fund    the
purchase  or  origination  of
residential  mortgage   loans
with   a   maximum  committed
availability of  $45  million
at  December  31,  1994.    A
sublimit  of  $1 million  was
available   to  finance   the
repurchase of foreclosure  or
buyback loans.  This line was
secured   by  the  individual
mortgage      loans       and
substantially  all   of   the
assets of Western.  The  line
terminated  concurrent   with
the  Western Transaction (see
Note  1).  The interest  rate
may  be  reduced  by  certain
compensating          balance
arrangements with respect  to
escrow   and  agency  premium
deposit balances.                          --              36,771

A  warehouse  line  of  credit
(Western) to fund the purchase
or  origination of residential
mortgage loans with a  maximum
committed availability of  $35
million at December 31,  1994.
This  line was secured by  the
individual mortgage loans  and
substantially   all   of   the
assets  of Western.  The  line
terminated concurrent with the
Western Transaction (see  Note
1).  The interest rate may  be
reduced       by       certain
compensating           balance
arrangements with  respect  to
escrow   and  agency   premium
deposit balances.                          --               5,510

Repurchase agreements  with  a
securities    dealer     (Bear
Stearns)   secured   by    the
Partnership's  CMO  bond   and
residual  interests portfolio.
The    repurchase    liability
amounts  mature  monthly   and
bear  interest at  LIBOR  plus
1.50%.                                  1,733                  --

Short-term funding obligations         15,020               4,573

Total                                $232,144             $54,065

Short-term  funding  obligations represent  obligations  to  fund
originations.   These  funding  obligations  were   met   through
subsequent bank borrowings and/or the Partnership's available liquidity.

In conjunction with the term loan discussed above, the Partnership has a $15 million line of credit, available to finance up to 65% of the purchase price of future bulk servicing acquisitions. This line of credit matures July 30, 1997. At December 31, 1995, the Partnership had no borrowings under this line of credit. However, pursuant to the terms of the letter agreement dated December 29, 1995, the Partnership was allowed to borrow up to an additional $25 million under the warehouse line of credit for unused portions of the $15 million servicing acquisition line of credit and the $15 million principal and interest line of credit. At December 31, 1995, borrowings under this letter agreement totaled $8.1 million thereby reducing the availability under the $15 million line of credit to fund future servicing acquisitions. The letter agreement expired January 31, 1996 at which time the Partnership's warehouse line of credit was increased to a maximum availability of $300 million.

In addition, the Partnership has a $30 million line of credit to finance the acquisitions of high-grade, short-term investments as defined pursuant to the Investment Loan and Security Agreement. Advances on the line of credit are secured by the acquired investments. No amounts were outstanding on this line at December 31, 1995.

The weighted average interest rate and the maximum and average amounts outstanding for such obligations for the years ending
December 31, 1995 and 1994 (in thousands) are as follows:

                     1995                           1994
          Weighted  Maximum  Average    Weighted   Maximum   Average
          Average   Outstan  Outstan    Average    Outstand  Outstan
            Rate     ding      ding       Rate       ing      ding

Lines of  5.28%    215,391    95,547    5.49%     69,490     62,835
Credit
Term      4.34%     41,350    29,475    2.06%     24,312     16,021
Loans

  Total   5.06%    256,741   125,022    4.79%     93,802     78,856

If the compensating balance arrangements were not in effect, the weighted average effective interest rate under such credit agreements would have been 7.53% and 6.79% for the years ended December 31, 1995 and 1994, respectively, and the Partnership would have been charged an additional $3.1 million and $1.6 million in interest for the years ended December 31, 1995 and 1994, respectively.

The  Partnership must meet certain debt covenant requirements  in accordance with its bank debt agreements.  At December  31,  1995
and   1994,  the  Partnership  met  all  of  its  debt   covenant
requirements.

Note 9.        Transactions with Affiliates

Pursuant to the HBT Agreement, the General Partner manages and controls the Partnership's business and operations. The General Partner receives an annual fee, from HBT, equal to 1/2 of 1% of the Initial Investment. The Initial Investment represents the cash or fair value of property contributed to the Partnership in consideration for the issuance of Preferred Units, including units issued in connection with the Exchange and Western Transactions. For the nine months ended December 31, 1995, the management fee due to the General Partner was approximately $420 thousand.

The General Partner is reimbursed for all direct expenses it incurs or disburses on behalf of HBT and the portion of its indirect expenses allocable to its activities in connection with HBT's business. The maximum aggregate amount of allocable expenses for which HBT is obligated to reimburse the General Partner in any fiscal year is 1.0% of the Initial Investment. The Partnership has accrued approximately $375 thousand as an estimate of total allocable expenses to be incurred by the General Partner and charged to the Partnership.

During the third quarter of 1995, Harbourton and its affiliates converted $9.0 million of notes from the Partnership into equity in the Partnership. In connection with the debt to equity conversion, Harbourton and its affiliates received approximately
4.9 million of Series B Preferred Units having generally the same rights as the outstanding Preferred Units. During the quarter ended December 31, 1995, the Preferred Unitholders voted to convert the Series B Units to Preferred Units at a conversion ratio of one Preferred Unit for each Series B Unit. Following the consummation of the Western Transaction and the debt to equity conversion, Harbourton and its affiliates own approximately 83.5% of the Preferred Units of the Partnership.

Western was a party to a management services agreement with Harbourton and paid Harbourton approximately $300 thousand and $360 thousand in management fees under the management services agreement during each year ended December 31, 1994, and 1993, respectively. HMCLP was also a party to a management agreement with Harbourton and paid management fees of approximately $100 thousand during the year ended December 31, 1994.

During August 1993, Western received a promissory note for approximately $500 thousand from Harbourton as consideration for Harbourton receiving a 50% participation interest in an interest-only security. The note accrued interest at a rate of 5.5%, and was due on December 31, 1995. Harbourton was entitled to receive, as payment from Western, 50% of monthly cash flows that were distributed to Western related to ownership of the interest-only security (net of any interest due Western, as holder of the promissory note given by Harbourton as consideration for its participation interest). Harbourton was also entitled to receive, as payment from Western, 50% of sale or distribution proceeds net of 50% of any costs incurred by Western to sell or otherwise dispose of the security and net of any interest and/or principal that remained payable to Western under the terms of the promissory note given by Harbourton as consideration for its participation in the security. Further, on September 30, 1995, Harbourton exchanged its 50% interest in its interest-only security with the Partnership in partial settlement of the note payable to the Partnership.

On August 21, 1992, Western issued to certain of its officers notes related to limited partnership interests. The notes accrued interest at prime plus 1% and had a scheduled maturity date of August 21, 1999. The notes required mandatory prepayments for bonuses and distributions paid in future periods in accordance with the terms of the individual notes and respective employment agreements. Effective January 1, 1995, management exchanged their interests in Western for limited partnership interests in Harbourton. This transaction was accounted for as a purchase of Western's limited partnership interest by Harbourton at fair value. The fair value of the interests in Harbourton exceeded management's basis by approximately $627 thousand. In accordance with Harbourton's established accounting policy, the excess fair value was "pushed-down" to Western. Accordingly, the transaction resulted in a write-up of purchased servicing rights and excess costs over identifiable tangible and intangible assets of $389 thousand and $238 thousand, respectively.

Effective  April  1,  1992, HMCLP entered into  a  Loan  Purchase
Agreement on an assignment of trade basis with Platte Valley Mortgage Corporation ("PVMC"), an affiliate of the Partnership. The agreement provided for the assignment of specific loans produced by PVMC on a monthly basis to HMCLP. In accordance with the terms of the agreement, HMCLP purchased loans from PVMC at an average rate of 102.45% of the face value of such mortgage loans, for 1993. Effective July 1, 1993, HMCLP assumed PVMC's production operations and, accordingly, this agreement was terminated. The servicing rights generated from the loans acquired from PVMC have been accounted for as OMSRs (prior to the adoption of SFAS No. 122). As a result, all costs associated with the origination of the OMSRs have been expensed in the period that the underlying loans were sold.

HMCLP subserviced loans on behalf of PVMC in accordance with the terms of a Flow Loan Subservicing Agreement dated April 1992. This agreement provided for the payment of a subservicing fee in the amount of $6.67 per month per loan serviced. As of December 31, 1993, PVMC's portfolio totaled 9,981 loans with an unpaid principal balance of approximately $670 million. On April 30, 1994, PVMC was party to a Purchase and Sale Agreement selling its servicing rights in GNMA loans to an unrelated third party, with a sale date of April 30, 1994, and a transfer date of October 4, 1994. HMCLP entered into an interim servicing agreement with the purchaser for the servicing rights sold by PVMC until the transfer date of October 4, 1994.

At December 31, 1994, HMCLP had certain notes receivable and notes payable due from or to PVSC or PVMC, which were due on demand and accrued interest at 2% above the prime rate.

HMCLP has a working capital subordinated debt line with Harbourton that was subordinate to all other loans with banks. The line of credit bore interest at rates ranging from prime to prime plus 2% (10.50% at December 31, 1994 and 8.00% at December 31, 1993). Interest paid to Harbourton for the years ended December 31, 1995, 1994, and 1993, totaled $438 thousand, $138 thousand and $8 thousand, respectively.

The Partnership has entered into transactions pursuant to which it repurchases delinquent loans from GNMA pools which it services and resells such loans on a servicing retained basis to Santa Cruz Partners, Skillman Partners, and Harbourton Reassurance, Inc., affiliates of the Partnership and Harbourton. As of December 31, 1995 and December 31, 1994, loans with unpaid principal balances totaling approximately $158.5 million and $117.3 million were purchased out of securitized pools and sold to these affiliates. These loans are being serviced on behalf of the affiliated companies. The associated mortgage servicing is reflected in the Serviced for Affiliates portion of the
Partnership's servicing portfolio. Such transactions are expected to benefit the Partnership by reducing the Partnership's related foreclosure loss through the reduction of the pass-through rate due to the investor (owner of the loan). The reduction in foreclosure loss reserve requirement is reflected as a gain on sale of defaulted loans to affiliates in the accompanying consolidated financial statements. In addition, the Partnership's advance requirement for its GNMA servicing will be reduced as the servicing contract with the affiliates is actual/actual as opposed to GNMA's scheduled/scheduled requirement.

Through the ordinary course of business, the Partnership acquires mandatory forward commitments to sell whole loans and mortgage backed securities through a dealer, whose owners also own less than an aggregate 5% limited partnership interest in Harbourton.

Note 10.  Western Transaction

As noted previously, on July 31, 1995 the Partnership completed its acquisition of Western. The Western Transaction was accounted for as a reorganization of entities under common control similar to a pooling-of-interests. Accordingly, the results of operations for the years ended December 31, 1995, 1994 and 1993 include the operations of both Western and HMCLP as though the combination occurred at the inception date of HMCLP and Western. The following table summarizes the results of operations for the individual partnerships prior to the combination (in thousands):

                      Year Ended            Year Ended
                   December 31, 1994     December 31, 1993
                   Western    HMCLP      Western    HMCLP

      Revenues*    $13,644   $25,490     $20,271   $21,526
      Expenses     (12,668)  (21,632)    (13,907)  (16,365)
      Net Income       976     3,858       6,364     5,161


* Includes gain on bulk sale of originated servicing of $2,957, $0, $0 and $0, respectively, and equity in earnings of affiliates of $0, ($374), $0 and $0, respectively.

Note 11.  Proforma Earnings

As noted previously, on March 15, 1995, the Exchange Transaction was consummated. Accordingly, HMCLP became a subsidiary of HBT and TMC became a wholly-owned subsidiary of HBT, with an aggregate 50% equity interest owned by HBT and an aggregate 50% equity interest owned by HMCLP. Had the transactions occurred at the beginning of the periods presented in the accompanying statements of operations, proforma results of operations would
have  been  as  follows   for the years  ended  December  31  (in
thousands):

                                   1995           1994

Total revenues*               $  67,532       $ 48,598
Total expenses                  (52,820)       (42,784)
Net income                    $  14,712      $   5,814

*  Includes  gain  on bulk sale of servicing of  approximately
   $9,148 and $2,957, respectively.

Note 12.  Commitments and Contingencies

The Partnership is a party to transactions with off-balance sheet risk in the normal course of business through the origination and sale of mortgage loans. These transactions include commitments to extend credit to mortgagors (i.e., mortgage loan pipeline) and mandatory forward commitments to sell whole loans or mortgage-backed securities. Those transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The   mortgage  loan  pipeline  of  the  Partnership   represents
agreements to lend to a mortgagor as long as there is no violation of any condition established in the application or contract. Such commitments generally have fixed expiration dates or other termination clauses. The Partnership evaluates each mortgagor's credit worthiness on a case-by-case basis. Collateral is limited to residential properties. As of December 31, 1995, the Partnership's mortgage loan pipeline and warehouse of approximately $261.0 million and $232.1 million, respectively, consisted of approximately $389.3 million in locked interest rate commitments with interest rate risk.

In order to offset the risk that a change in interest rates will result in a decrease in the value of the Partnership's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Locked Pipeline"), the Partnership enters into hedging transactions. The Partnership's hedging policies generally require that substantially all of its inventory of conforming and government loans and the maximum portion of its Locked Pipeline that it believes may close be hedged with forward contracts for the delivery of mortgage-backed securities ("MBS") or options on MBS. The inventory is then used to form the MBS that will fill the forward delivery contracts and options. The Partnership is exposed to interest-rate risk to the extent that the portion of loans from the Locked Pipeline that actually closes at the committed price is less than the portion expected to close in the event of a decline in rates and such decline in closings is not covered by forward contracts and options to purchase MBS needed to replace the loans in process that do not close at their committed price. The Partnership determines the portion of its Locked Pipeline that it will hedge based on numerous factors, including the composition of the Partnership's Locked Pipeline, the portion of such Locked Pipeline likely to close, the timing of such closings and changes in the expected number of closings affected by changes in interest rates.

The Partnership had both mandatory and optional forward commitments outstanding matched against mortgage loans held for sale and its Locked Pipeline at December 31, 1995 of approximately $309.0 million and to the extent mortgage loans are not available to fill these commitments, the Partnership has interest rate risk.

The Partnership is subject to inherent losses in its loan servicing portfolio due to loan foreclosures. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in increased foreclosure costs being borne by servicers. The Partnership has evaluated its exposure to such losses based on loan delinquency status, foreclosure expectancy rates and historical foreclosure loss experience. The Partnership has established a reserve for advances receivable and for losses it will experience in future periods as loans complete the foreclosure process totaling approximately $10.4 million and $7.2 million as of December 31, 1995 and 1994, respectively. Required adjustments, if any, to the established reserve will be reflected in earnings in the periods in which they become known. The total reserve at December 31, 1995 and 1994 has been allocated between reserves for advances receivable and foreclosure reserves as follows (in thousands):

                                     December 31,   December 31,
                                        1995           1994

Reserves for advances                   $2,264        $1,210
Foreclosure reserves                     8,142         5,980
Total reserves                         $10,406        $7,190

The following is a roll-forward of the total reserve for advances receivable and foreclosure reserves for the years ended December
31 (in thousands):

                                          1995           1994

Beginning Balance                        $7,190         $1,577
Provision for losses                      4,029          2,364
Establishment of reserves in
connection with                           4,210          4,117
acquisitions of servicing rights
Net charge-offs                          (5,023)          (868)
Ending Balance                          $10,406        $ 7,190

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

Note 13.  Income Taxes

The Partnership may be treated as a corporation for federal income tax purposes beginning on January 1, 1998, unless 90% of the Partnership's gross income is "qualifying income", as defined in the tax law. "Qualifying income" includes certain interest, dividends, certain real property rents, and gains from the sale or disposition of capital assets or property described in Section 1231(b) of the Code which is held for the production of "qualifying income." Based on the Partnership's existing composition of gross revenue, the Partnership would be treated as a corporation for federal income tax purposes in 1998. Therefore, the Partnership is required to provide deferred taxes on any existing temporary differences between the basis of its assets and liabilities for financial reporting and income tax purposes that are anticipated to exist on January 1, 1998. As of December 31, 1995, no deferred taxes have been recorded as the Partnership's management expects to take such actions to avoid taxation at the Partnership level or management anticipates that the net taxable temporary differences existing at December 31, 1995 will reverse prior to January 1, 1998. The following analysis sets forth the estimated tax effects of the significant cumulative temporary differences between the book and tax basis of the Partnership's assets and liabilities at December 31, 1995. This analysis does not consider permanent book and tax basis differences.

Deferred tax liabilities
Security Mortgage Acceptance Trusts       $  (382)
Mortgage servicing rights                  (4,912)
Property, plant and equipment                (234)
                                                      $(5,528)
Deferred tax assets:
CMO bonds, residual interests and          $1,348
investment securities
Foreclosure and advances reserves           1,588
Mortgage loans held for sale                  220
Other                                         101

                                                        3,257
Tentative net deferred tax liability                  $(2,271)

The   following  is  a  reconciliation  of  net  income  in   the
accompanying consolidated financial statements to the taxable income (loss) reported for federal income tax purposes for the year ended December 31 (in thousands):

                                          1995     1994     1993

Net income per consolidated financial
statements                              $11,624   $4,834  $11,525
Increases (decreases) resulting from:
Amortization                            (10,239)  (1,115)   1,006
Impairment on mortgage servicing          1,132       --       --
rights
Mark-to-market adjustments related to
investments and mortgage loans held      (1,537)  (1,430)    (820)
for sale
Foreclosure and advances reserves         1,842    1,266      177
Equity in earnings of affiliates            254      374       --
Gain (loss) on sale of securities            --     (987)    (103)
Recognition of SFAS No. 122 mortgage    (10,924)      --       --
servicing rights
Miscellaneous                              (639)     480       85
Cumulative effect of the Exchange and
Western Transactions                    (16,030)      --       --

Taxable income per federal income tax
return                                 $(24,517)   3,422   11,870

Note 14.  Partners' Capital

On October 27, 1988, HBT completed its Initial Public Offering of approximately 4.6 million Preferred Units. Simultaneously with the closing of that offering, HBT issued an additional .4 million Preferred Units to JCC and certain of its subsidiaries in exchange for their interests in certain residual cash flows. On November 4, 1991, approximately .7 million Preferred Units were issued in connection with the settlement of a note issued in connection with the purchase of a servicing portfolio. On December 31, 1993, HBT issued approximately .3 million Preferred Units to JCC to discharge amounts owed to JCC and certain of its subsidiaries for expenses incurred on its behalf or fees for services rendered to HBT. On March 15, 1995, in conjunction with the Exchange Transaction, HBT issued to PVSC and the TMC Parties approximately 21.5 million and .8 million Preferred Units, respectively. On July 31, 1995, in conjunction with the acquisition of Western, the Partnership issued to Harbourton and its affiliates approximately 8.6 million Series B Preferred Units having generally the same rights as the outstanding Preferred Units. Further, on July 31, 1995, the Partnership issued to Harbourton and its affiliates approximately 4.9 million of Series B Preferred Units having generally the same rights as the outstanding Preferred Units in settlement of $9.0 million in notes owed to Harbourton and its affiliates. During the quarter ended December 31, 1995, the Preferred Unitholders voted to convert the Series B Units to Preferred Units at a conversion ratio of one Preferred Unit for each Series B Unit.

At December 31, 1995, the number of outstanding units totaled approximately 41.9 million. Approximately 35.8 million units are held by Harbourton and its affiliates and certain TMC parties. The Partnership's other 6.1 million publicly traded units were held by approximately 4,100 unitholders of record at December 31, 1995.

Note 15.  Preferred Unit Option Plan

The Partnership adopted a Preferred Unit Option Plan (the "Plan") effective September 28, 1995 (amended October 15, 1995) under which options to acquire Preferred Units and Distribution Equivalent Rights may be granted to key management personnel of the Partnership and its Affiliates. The Board of Directors of the General Partner (the "Board") is authorized to grant Options not to exceed 1.0 million Preferred Units in the aggregate and Distribution Equivalent Rights not to exceed 3.0 million Preferred Units in the aggregate. Options are generally granted at the average market price of a Preferred Unit on the date of grant and are exercisable beginning one year from the date of grant and expire ten years from date of grant.

On September 28, 1995, 326.5 thousand  options were granted under the  Plan at fair market value.  At December 31, 1995, all  326.5 thousand options were outstanding. No options were exercisable at December 31, 1995.

Note 16.  HBT Condensed Financial Data

The   following   condensed  statement  of  financial   condition
represents HBT on a parent-only basis at December 31, 1995:

Assets:
     CMO bonds and residual         $   2,613
     interests
     Notes receivable -                 5,000
     subsidiaries
     Investment in subsidiaries        50,091
     Other                                128
Total Assets                         $ 57,832

Liabilities:
     Repurchase agreements              1,733
     Notes payable - affiliates         1,031
     Other liabilities                    561
Total Liabilities                       3,325

Partners' Capital                      54,507
Total Liabilities and                $ 57,832
Partners' Capital

Parent-only operations of HBT, exclusive of equity in earnings of subsidiaries, consists primarily of net income from CMO bonds and residual interests of approximately $.8 million offset by interest expense on repurchase agreements and other general and administrative expenses of $.1 million and $.6 million, respectively, associated with HBT as a public entity.

Note 17.  Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

Financial  instruments  are  defined  as  cash,  evidence  of  an ownership interest in an entity, or a contractual obligation or right which results in a transfer of cash or an ownership interest in an entity. Pursuant to that definition, the Partnership recognizes the following as financial instruments:
(1)  cash and cash equivalents, (2) mortgage loans held for sale,
(3) mortgage loans held for investment, (4) CMO bonds, residual interests, investment securities, and SMATs, (5) advances receivable, (6) other receivables (e.g., trade receivables), (7) installment purchase obligations, (8) lines of credit (floating rate), (9) term loans, and (10) other payables (e.g., trade payables).

For cash and cash equivalents, installment purchase obligations, lines of credit, and term loans, the carrying value approximates fair value at December 31, 1995 and 1994. The carrying value of mortgage loans held for investment, advances receivable, other receivables and other payables net of any applicable allowances, also approximates fair value at December 31, 1995 and 1994. CMO bonds, residual interests, investment securities and SMATs are carried at fair value at December 31, 1995 and 1994. Mortgage loans held for sale are carried at the lower of cost or market. At December 31, 1995 the fair value of mortgage loans held for sale approximated $233.6 million as compared to its book value at December 31, 1995 of approximately $232.1 million. See the other notes to the consolidated financial statements for a discussion of how certain fair values are determined.


               HARBOURTON FINANCIAL SERVICES, L.P.
                UNAUDITED INTERIM FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED

                     March 31,    June 30,  September 30,  December 31,
                        1995        1995        1995           1995
 Revenues             $17,151     $10,130     $15,206        $18,942
 Expenses               8,467      10,888      14,762         16,567

 Net income as          8,684       (758)         444          2,375
 previously reported

 Adjustment for
 adoption of
 SFAS No. 122 (1)         334        545            -             -

 Net income           $ 9,018     $ (213)      $  444       $ 2,375


 Net Profit(Loss)
 Per Unit               $0.30     $(0.00)       $0.01         $0.06

 Weighted Average      30,088     36,985       40,264        41,903
 Units Outstanding




                      March 31,  June 30,  September 30,  December 31,
                        1994       1994        1994           1994

 Revenues              14,828     $7,908      $8,284         $8,114
 Expenses              11,505      5,551       8,157          9,087
 Net income
                       $3,323     $2,357      $  127          $(973)

 Net Profit (Loss)      $0.11      $0.08       $0.00         $(0.03)
 Per Unit

 Weighted Average      30,088     30,088      30,088         30,088
 Units Outstanding


 (1) The Partnership adopted SFAS No. 122 in the third quarter of 1995 and retroactively applied the provisions to the results of operations for the first and second quarters of 1995. SFAS No. 122 does not allow restatement of prior years. Accordingly, the results above have been restated for the first and second quarter operations versus the amounts previously reported in the first and second quarter 10-Qs.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 HARBOURTON MORTGAGE CO., L.P.

                         By:   Harbourton  Mortgage Corporation,  its
                               General Partner

Date:     March 29, 1996 By:
                             Jack W. Schakett
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures            Title                        Date

s/ David W. Mills     Chairman  of the  Board  of  March 29, 1996
                      Directors of the General
David W. Mills        Partner

s/ Jack W. Schakett   Chief Executive Officer and  March 29, 1996
                      Director of the General
Jack W. Schakett      Partner (Principal Executive
                      Officer)

s/ Rick W. Skogg      President, Chief Operating   March 29, 1996
                      Officer and Director of
Rick W. Skogg         General Partner

s/ Paul A. Szymanski  Chief Financial Officer and  March 29, 1996
                      Secretary
Paul A. Szymanski

s/ Bill L. Reid III   Chief Accounting Officer     March 29, 1996

Bill L. Reid III

s/ Ronald E. Blaylock Director of the General      March 29, 1996
                      Partner
Ronald E. Blaylock

s/ Robert Hermance    Director of the General      March 29, 1996
                      Partner
Robert Hermance