Form 10-Q
period 1996-03-31
HARBOURTON FINANCIAL SERVICES L P
filed 1996-05-15
CIK 820167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

IXI  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               OR

I   I      TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-9742

               HARBOURTON FINANCIAL SERVICES L.P.
     (Exact name of registrant as specified in its charter)

              DELAWARE                             52-1573349
(State  or  other jurisdiction of incorporation or  organization)
(I.R.S. Employer Identification No.)

2530 S. Parker Road,Suite 500, Aurora, CO           80014
(Address of principal executive offices)          (Zip Code)

 Registrant's telephone number, including area code:  (303) 745-3661

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

At May 10, 1996, registrant had 41,169,558 Preferred Units outstanding.


                        TABLE OF CONTENTS


                                                                    Page

                             PART I

Item 1.   Financial Statements

          Consolidated  Balance Sheets  as  of  March  31,  1996
          (unaudited) and December 31, 1995                           3

          Consolidated Statements of Operations (unaudited)  for
          the three months ended March 31, 1996 and 1995              4

          Consolidated Statements of Cash Flows (unaudited)  for
          the three months ended March 31, 1996 and 1995              5

          Notes to Consolidated Financial Statements (unaudited)      7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

                             PART II

          SIGNATURES                                                 18



       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                                (Unaudited)
                                                 March 31,       December 31,
                                                  1996                 1995
 ASSETS
       Cash and cash equivalents                 $     585            $ 2,273
       Mortgage loans held for sale, net           256,612            232,073
       Mortgage loans held for investment, net       1,866              1,507
       Short-term investments                        5,300                    -
       CMO bonds, residual interests, investment securities and
             SMATs, net of accumulated amortization of $473 and
             and $439, respectively                  3,144              6,306
       Notes receivable - affiliates                   587                587
       Advances receivable, net                     34,780             21,016
       Mortgage servicing rights, net of accumulated amortization of $25,268 and $21,979, respectively and valuation
             allowances of $186 and $1,132, respectively
                                                    80,340             75,846
         Deferred acquistion, transaction and loan costs, net of
            accumulated amortization of $1,315 and $1,271,
            respectively                             2,799              2,676
         Property, equipment and leasehold improvements, net of
            accumulated amortization of $3,554 and $3,283,
            respectively                             4,911              4,176
         Due from affiliates                             -              3,632
         Excess cost over identifiable tangible and intangible
         assets acquired, net of accumulated amortization o
         of $562 and $464, respectively              2,628              2,726
         Other Assets                                9,880              3,277
 Total Assets                                      403,432            356,095

 LIABILITIES AND PARTNERS' CAPITAL

 Liabilities:
         Installment purchase obligations
             - servicing                           $ 9,664            $ 9,740
         Foreclosure reserves                        8,098              8,142
         Lines of credit                           247,713            232,144
         Term loans                                 38,592             37,215
         Notes payable - affiliates                 28,063                581
         Due to affiliates                           2,055                 -
         Accounts payable and other liabilities     13,412             13,766
 Total Liabilities                                 347,597            301,588

 Partners' Capital                                  55,835             54,507

 Total Liabilities and Partners' Capital           403,432            356,095

The accompanying notes are an integral part of these unaudited consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                   (unaudited) (in thousands)
                                                     Three Months Ended
                                                  March 31,       March 31,
                                                    1996             1995
 REVENUES
    Loan servicing fees                            $ 6,288          $ 4,388
    Ancillary income                                 1,948            1,369
    Gain on sale of defaulted loans to affiiates       664              107
    Investment income net of interest expense
       on escrows                                    1,385            1,000
       Total servicing revenue                      10,285            6,864
    Gain on sale of mortgage loans and related
       mortgage servicing rights                     4,929            1,867
    Interest income, net of related warehouse
       interest expense                                927              149
    Other production income                          3,429              456
       Total production income - gross               9,285            2,472

    Other investment and interest income               530               44
       Total Revenue                                20,100            9,380

 EXPENSES
    Servicing costs                                  2,255            1,644
    Prepayment costs and interest curtailments         569              441
    Provision for foreclosure losses                 2,093              684
    Amortization of mortgage servicing rights less
       net impairment recovery                       2,344            1,297
      Total servicing expenses                       7,261            4,066

    Loan production and secondary marketing costs    7,950            2,822
    General and administrative costs, including
       management fees                               1,488            1,431
     Interest expense - term loans                     775              487
     Other interest expense                            475              108
     Other interest expense-affiliates, net of
       interest income-affiliates                      345               44
     Other amortization and depreciation               478              298
             Total Expenses                         18,772            9,256
Net Income Before Equity in Earnings of Affiliates
  and Gain on Bulk Sale of Originated Servicing      1,328              124
Equity in earnings of affiliates                        -              (254)
Gain on bulk sale of originated servicing               -             9,148

Net Income                                        $  1,328          $ 9,018
 Net Income per Preferred Unit, based on
 41,902,891 and 30,087,826 weighted average
 number of Preferred Units outstanding,
 respectively                                     $   0.03          $  0.31

The accompanying notes are an integral part of these unaudited consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (unaudited) (in thousands)
                                                       Three Months Ended
                                                   March 31,       March 31,
                                                     1996             1995
 Cash Flows From Operating Activities:
     Net Income                                     $ 1,328          $ 9,018
     Adjustments to reconcile net income to net cash from
     operating activities:
        Gain on bulk sale of originated servicing        -            (9,148)
        Gain on sale of defaulted loans                (664)            (107)
        Gain on sale associated with retained
         servicing                                   (6,357)            (366)
        Mortgage servicing rights valuation recovery   (946)              -
        Amortization and depreciation                 3,767            1,595
        Equity in earnings of affiliates                 -               254
        Provision for foreclosure losses              2,093              684
        Changes in operating assets and liabilities:
          Mortgage loans held for sale and
          investment, net                           (24,898)           1,523
          Advances receivable                       (13,471)          (5,513)
          Other assets                               (7,150)           7,830
          Due to/from affiliates                      5,687              255
          Accounts payable and other liabilities     (2,196)             593
 Net Cash Flows From Operating Activities           (42,807)           6,618
 Net Cash Flows From Investing Activities:
     Proceeds from bulk sale of originated servicing     -             1,628
     Settlement of installment purchase obligation       -               228
     Purchase of short-term investments              (5,300)          (9,924)
     Increase in restricted cash                         -              (228)
     Increase in notes receivable - affiliates           -               447
     Funding of deferred acquisition and
       transaction costs                               (147)            (399)
     Amortization of CMO bonds, residual
       interests, and investment securities              98                -
     Proceeds from sale of SMAT                       3,064                -
     Purchases of property and equipment             (1,004)            (281)
     Cash acquired in purchase transaction               -             2,715
 Net Cash Flows From Investing Activities            (3,289)          (5,814)
 Cash Flows From Financing Activities:
     Principal payments on term loans                (2,067)          (3,062)
     Funding of deferred loan costs                     (20)              -
     Term debt advances                               3,444               -
     Net (repayment) borrowings on lines of credit
     and short term borrowings                       15,569            4,736
     Net (repayments) borrowings from notes payable
     affiliates                                      27,482              423
 Net Cash Flows From Financing Activities            44,408            2,097
 Increase (decrease) in cash and cash equivalents    (1,688)           2,901
 Cash and cash equivalents at beginning of period     2,273            1,670
 Cash and cash equivalents at end of period        $    585          $ 4,571


The accompanying notes are an integral part of these unaudited consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   (unaudited) (in thousands)
                                                     Three Months Ended
                                                 March 31,       March 31,
                                                   1996               1995
 Non-cash Investing and Financing Activities:
 Acquisition and consolidation of HBT, TMC, HFC, and TMC Mortgage
     Corp., net of cash acquired
     Mortgage loans held for sale, net        $         -         $ 12,922
     Mortgage loans held for investment                 -              222
     CMO bonds and residual interests                   -            3,864
     Notes receivable - affiliates                      -              314
     Advances receivable                                -            5,875
     Mortgage servicing rights, net                     -           18,631
     Deferred acquisition and loan costs, net           -               86
     Property and equipment, net                        -              468
     Investment in affiliates                           -           (1,652)
     Excess cost over identifiable tangible and
       intangible assets acquired                       -            2,236
     Other assets                                       -            7,212
        Total Assets                                    -           50,178

     Foreclosure reserves                               -            3,334
     Lines of credit                                    -           11,890
     Term loans                                         -            7,202
     Short-term borrowings                              -            9,582
     Notes payable - affiliates                         -            5,588
     Due to affiliates                                  -              (44)
     Accounts payable and other liabilities             -            1,724
         Total Liabilities                              -           39,276

 Distribution to affiliates prior to the
   purchase transaction                                 -           (6,284)
 Unrealized gain (loss) on available for sale
   securities                                           -              (67)
 Push down of purchase price in connection with Harbourton's acquisition of management interest in Western:
     Purchased servicing rights                         -              389
     Excess cost over identifiable tangible and
     intangible assets acquired                         -              238
  Total Push down                                       -              627

 Cash paid for interest                             1,591            1,207


The accompanying notes are an integral part of these unaudited consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
        March 31, 1996 (Unaudited) and December 31, 1995



Note 1.        Basis of Presentation

The consolidated financial statements include the accounts of Harbourton Financial Services L.P. ("HBT"), Harbourton Mortgage Co., L.P. ("HMCLP") and Harbourton Funding Corporation ("HFC") (collectively, the "Partnership"). All intercompany accounts and transactions have been eliminated in consolidation. HBT, through its subsidiary HMCLP, is a full-service mortgage banking operation that originates and services mortgage loans.

On March 14, 1995, the existing Unitholders of HBT approved the issuance of approximately 21.5 million Preferred Units of HBT in exchange for 100% ownership interest in HMCLP and HFC. Because of the change in control of HBT, this transaction was accounted for as a reverse acquisition of HBT by HMCLP. Accounting for a reverse acquisition requires that the historical results of operations reflect the operations of HMCLP as the continuing accounting entity, thus, HBT is reported as if it were purchased as of the date of the transaction. Concurrent with the transaction, HBT acquired a 50% interest in TMC Mortgage Co., L.P. ("TMC") in exchange for approximately .8 million Preferred Units of HBT. This interest, combined with the 50% interest previously owned by HMCLP resulted in HBT's direct and indirect 100% ownership of TMC. Thereafter, the results of operations of TMC are reflected as a 100% owned subsidiary of the Partnership and reported in the consolidated statements of operations.

On July 31, 1995, HBT acquired Western Sunrise Holdings, L.P. and subsidiaries ("Western") in exchange for approximately 8.6 million Preferred Units. This was a transaction between entities under common control, therefore, the transaction was accounted for using the pooling-of-interests method of accounting. Under the pooling method of accounting, the results of operations of Western are presented as if the transaction occurred at the inception date of HMCLP and Western.

In summary, the historical consolidated results of operations presented herein primarily represent the following: a) HMCLP and Western consolidated plus a 50% equity interest in TMC for the three months ended March 31, 1995, and b) HMCLP, Western, HBT and TMC consolidated for the three months ended March 31, 1996.

The accompanying unaudited financial statements the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included on Form 10-K for the year ended December 31, 1995.

Note 2.   Mortgage Servicing Rights

The Partnership adopted SFAS No. 122 in the quarter ended September 30, 1995 retroactive to January 1, 1995 and its consolidated financial statements for the first quarter of 1995 were restated to reflect the impact of adopting SFAS No. 122. The overall impact on the Partnership's consolidated financial statements of adopting SFAS No. 122 was an increase in net earnings for the three months ended March 31, 1995 of approximately $334 thousand.

Note 3.   Lines of Credit

At  March 31, 1996, the Partnership lines of credit consisted  of the following:
Warehouse lines of credit and short-term funding       $ 199,127
obligations
Short-term funding obligations                            36,602
T&I revolving lines of credit                              5,000
Arbitrage Loan                                             5,300
Repurchase agreements (CMO bonds and residual
interests)                                                 1,684
   Total                                               $ 247,713

During the three months ended March 31, 1996, the Partnership increased its warehouse facility to a maximum availability of $300 million.

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

Mortgage Servicing Portfolio
The   Partnership's  servicing  and  subservicing  portfolio  was comprised of the following (in thousands except number of loans):

                         March 31, 1996       December 31, 1995
                      Principal  Number of  Principal  Number of
                       Balance     Loans     Balance     Loans

GNMA Loans            4,104,212   76,247     4,104,212   79,994
Other(primarily       1,985,565   22,396     1,985,565   20,218
Agency loans)
Subserviced for         179,067    2,987       179,067    2,663
affiliates
Subservicing            167,642    1,700       167,642    1,542
Total Portfolio       6,436,486  103,330     6,436,486  104,417

The Partnership's mortgage servicing and subservicing portfolio included loans in all 50 states and the District of Columbia.
The following table shows the geographic concentration of the mortgage servicing portfolio:

                           March 31,            December 31,
                              1996                  1995
California                   27.9%                 26.6%
Florida                       8.2                   8.0
Texas                         7.5                   7.8
Virginia                      4.7                   4.4
Colorado                      4.6                   4.7
Other*                       47.1                  48.5
                            100.0%                100.0%

* Loans from no other state exceed 4% of the principal balance of loans in the portfolio in either year.

Mortgage Loan Production
The Partnership originates and purchases mortgage loans insured by FHA, mortgage loans partially guaranteed by the VA, conventional mortgage loans, nonconforming jumbo loans, and home equity loans. The Partnership originates loans through three principal geographic regions (Eastern United States, Western United States and Central United States), which consist of approximately 30 branch offices, on both a wholesale and retail basis. Mortgage loan production for the three months ended March 31, 1996 and March 31, 1995 was as follows (principal balance in thousands):

                              1996                  1995
                      Principal  Number of  Principal  Number of
                       Balance     Loans     Balance     Loans
Conventional - fixed   375,614     3,547      28,412     295
Conventional - ARM       7,608       159      21,718     164
Conventional - other    41,271       323       1,568      11
    Total Conventional 424,493     4,029      51,698     470

Government - fixed     247,180     2,346      28,028     221
Government - ARM        64,797       590      28,948     248
    Total Government   311,977     2,936      56,976     469

Nonconforming- fixed    68,471       387      12,907      85
Nonconforming - ARM     19,745        81       7,029      70
Nonconforming - other      308         1       4,128      31
    Total Nonconforming 88,524       469      24,064     186

Total Production       824,994     7,434      132,738    1,125

* Excludes originations for TMC for the period since TMC was accounted for using the equity method.


Mortgage loan production increased significantly during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to a decline in the average interest rates of 7.42 % in 1996 compared to 1995 of 8.52%, the growth in the production operations of the Partnership and the exclusion of TMC's production volume in the quarter ended March 31, 1995 since TMC was accounted for using the equity method during the three months ended March 31, 1996.

The geographic concentration of mortgage loans originated for the three months ended March 31, 1996 and March 31, 1995 was as follows:

                           March 31,              March 31,
                              1996                  1995

California                    42.0%                 36.5%
Florida                        9.8                   12.2
Maryland                       7.2                   6.3
Virginia                       7.1                   6.3
Arizona                        6.1                   7.2
Other*                        27.8                  31.5
                             100.0%                100.0%

* Loans from no other state exceed 4% of the principal balance of loans originated in either period.


Results of Operations

As noted previously, the historical consolidated results of operations presented herein primarily represent the following:
a) HMCLP and Western consolidated plus a 50% equity interest in TMC for the three months ended March 31, 1995, and b) HMCLP, Western, HBT and TMC consolidated for the three months ended March 31, 1996.

Revenues  and Expenses for the three months ended March 31,  1996 compared to the three months ended March 31, 1995

Net income (before equity in earnings of affiliates and gain on bulk sale of originated servicing) for the three months ended March 31, 1996 totaled approximately $1.3 million or $.03 per unit compared to, approximately $.1 million or $.00 per unit earned during the three months ended March 31, 1995, an increase of approximately $1.2 million or $.03 per unit. The following table summarizes the Partnership's operating results for the three months ended March 31 (in thousands):


                                                1996           1995

Net    income   from    servicing              3,024          2,798
operations
Net income (loss) from production              1,335           (350)
operations
Other   investment  and  interest                530             44
income
General     and    administrative             (1,488)        (1,431)
expenses
Other expense                                 (2,073)          (937)
   Net  income before  equity  in
   earnings ofaffiliates and gain on
   sale of bulk servicing                      1,328            124
Gain on bulk sale of servicing                    -           9,148
Equity in earnings of affiliates                  -            (254)
  Net income                                   1,328          9,018


The increase in results of operations (before equity in earnings of affiliates and gain on bulk sale of originated servicing) of approximately $1.2 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily attributable to (i) a increase in net income from servicing operations of approximately $.2 million (ii) an increase in net income from production operations of approximately $1.7 million and (iii) an increase in other investment and interest income of approximately $.5 million, offset by an increase in other expenses of approximately $1.1 million.

Servicing
Net income from servicing increased approximately $.2 million or 8.1% for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. The increases in gross servicing revenues and gross servicing expenses for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 were principally due to the growth in the servicing portfolio (as further discussed below). The average principal balance of loans serviced for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 (based on beginning of the month totals) increased to approximately $6.4 billion from approximately $3.7 billion, respectively.

The growth in net servicing income (due to the acquisitions) was primarily offset by an increase in the provision for foreclosure losses in the quarter ended March 31, 1996 compared to 1995. This increase was due to certain one-time adjustments in 1995 that reduced the Partnership's foreclosure provision for that period.

The growth in the servicing portfolio is principally due to the acquisition of a $1.5 billion bulk servicing portfolio with an effective acquisition date of August 31, 1995, the acquisition of the HBT portfolio of approximately $1.1 billion effective April 1, 1995 resulting from purchase transaction described earlier, the retention of approximately $976 million in originated loans sold on a servicing retained basis, net of the sale of an approximate $493 million bulk servicing portfolio effective January 31, 1995.

Amortization of mortgage servicing rights increased approximately $2.0 million for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. The increase primarily relates to additional amortization associated with the acquisitions discussed above, and the increased amortization associated with the implementation of SFAS No. 122. In addition, in 1995 the Partnership recorded a valuation allowance of approximately $1.1 million against certain servicing assets as a result of a decrease in interest rates during the fourth quarter causing a decrease in value of those servicing rights below carrying value. In accordance with SFAS No. 122, the Partnership recovered approximately $.9 million of this valuation reserve in the three months ended March 31, 1996.

The following table presents a summary rollforward of the Partnership's mortgage servicing rights, net of accumulated amortization at March 31 (in thousands):

                                                 1996      1995

Balance at January 1,                          75,846    33,899
Capitalized OMSR's                              6,838       366
Acquisitions                                       --    18,631
Scheduled Amortization*                        (3,290)   (1,297)
Impairment Recovery                               946        --
Balance at March 31,                           80,340    51,599

* Scheduled amortization is based on estimates made at the beginning of each fiscal year.

As noted previously, the Partnership adopted SFAS No. 122 during 1995. SFAS No. 122 prohibits retroactive application for Originated Mortgage Servicing Rights ("OMSRs") created prior to the fiscal year in which the Partnership adopted the new accounting pronouncement. As a result the Partnership, at March 31, 1996, owns servicing rights related to approximately $650 million in mortgage loans that are not capitalized in its consolidated financial statements. Further, SFAS No. 122 prohibits the recognition of fair value in excess of the book basis of the MSRs. As a result, the Partnership has off-balance sheet value associated with its noncapitalized MSRs, as well as the excess in fair value of the MSRs capitalized in the consolidated financial statements. At March 31, 1996, the carrying value of the MSRs capitalized in the consolidated financial statements, approximated $75.7 million (net of applicable foreclosure reserves of approximately $4.6 million), with an estimated fair value of approximately $81.1 million.

Production
Net income from production operations for the three months ended March 31, 1996 was approximately $1.4 million compared to a net loss of approximately $0.4 million for the three months ended March 31, 1995. Net income from production operations increased primarily as a result of increased production volume which was sufficient to cover fixed operating costs.

The principal balance of loans produced for the three months ended March 31, 1996 increased to approximately $825 million from approximately $133 million for the same period of 1995, an increase of approximately $692 million or 520%. As noted previously, mortgage loan production increased significantly during the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily due to a decline in the average interest rates from 8.52% in 1995 to 7.42% in 1996, growth in the production operations of the Partnership and exclusion of TMC's production volume in the quarter ended March 31, 1995.

Other Investment and Interest Income
In  conjunction  with  the purchase transaction  the  Partnership
acquired  other  mortgage  related  securities  (CMO  bonds   and
residual interests). During the three months ended March 31, 1996, the Partnership recognized unrealized gains in its CMO bond and residual interest portfolio of approximately $.3 million and income of approximately $.2 million.

Other Expense Items
The increase in net other expense items is attributed to an increase in term interest and other interest expense associated with the completion of the Partnership's term facility in August 1995 and the acquisition of the $1.5 billion bulk servicing portfolio. The remaining net increase in other items is primarily attributable to the increase in depreciation and amortization of excess cost over identifiable tangible and intangible assets acquired, as well as other interest expense for interest on borrowings during the year to Harbourton.

Equity in Earnings of Affiliates
Equity in earnings of affiliates for the period from January 1, 1995 to March 31, 1995, represents the Partnership's 50% interest in TMC. Prior to March 31, 1995, the Partnership reported its interest in TMC on the equity method of accounting. Subsequent to March 31, 1995 TMC's operations are consolidated and included in the consolidated operating results of the Partnership.

Gain on Bulk Sale of Servicing
During the three months ended March 31, 1995, the Partnership entered into a Purchase and Sale Agreement with an unrelated third-party to sell OMSRs related to GNMA loans with unpaid principal balances totaling approximately $493 million. The Purchase and Sale Agreement was dated January 31, 1995 with a May 2, 1995 servicing transfer date. In conjunction with the Purchase and Sale Agreement, the Partnership entered into an Interim Servicing Agreement with the Purchaser to perform the servicing functions until the May 2, 1995 servicing transfer date. The Partnership realized a gain on sale of approximately $9.1 million, net of related transaction fees.

Liquidity and Capital Resources

The Partnership's available liquidity and uses can generally be categorized into Mortgage Servicing and Mortgage Loan Production.

Servicing
A source of liquidity and cash flow available to the Partnership is its owned portfolio of servicing rights on mortgage loans, net of its servicing term loan, with underlying principal balances aggregating approximately $6.2 billion at March 31, 1996. Currently, there is a liquid and active market for the sale and acquisition of servicing rights. The Partnership has term loans secured by its mortgage servicing portfolio. Principal and interest on the term loans is paid monthly. The Partnership's liquidity is affected by the level of loan delinquencies and prepayments due to the servicer's advance requirements on the loans it services. The Partnership is also required as a servicer to fund advances for mortgage and hazard insurance and tax payments on the scheduled due date even though sufficient escrow funds may not be available. The Partnership's sources of liquidity to meet these advance requirements are internally generated operating cash flow, its existing lines of credit, and defaulted loan repurchase and sale transactions with affiliated parties.

The Partnership has repurchased defaulted loans and resold them to affiliated parties, under a repurchase/buyout and sale program with such affiliates, and repurchased additional defaulted loans prior to foreclosure sale and sold the loans on a servicing retained basis to such affiliated parties. The servicing contract does not require the Partnership to advance payments to the investor (the security holder) if the payments are not received from the mortgagor or from the guarantor or insurer, therefore, significantly reducing remittance day advance requirement. During the three months ended March 31, 1996, the Partnership repurchased approximately $20 million of defaulted mortgage loans (with average interest rates in excess of 9.5%) which it financed through an affiliated party. This purchase is reflected in advances receivable in the accompanying consolidated financial statements.

Production
One of the Partnership's other primary liquidity requirements is the financing of its mortgage loan originations and purchases until funded by secondary market investors and the cost of its loan originations. The Partnership finances its short-term loan funding requirements principally through warehouse lines of credit. At December 31, 1995, the maximum amount of borrowing available under the existing warehouse facility was $200 million. During the three months ended March 31, 1996, the Partnership increased this facility to a maximum availability of $300 million.

In addition, the decision to sell mortgage loans servicing retained versus servicing released influences the Partnership's liquidity. When mortgage loans are sold on a servicing-released basis, the investor pays the Partnership for the value of the servicing related to the mortgage loan, thereby increasing the Partnership's cash flow. Alternatively, when mortgage loans are sold on a servicing-retained basis, the investor does not pay the Partnership for the value of the servicing related to the mortgage loan, thereby decreasing the Partnership's initial cash flow. The following table summarizes the amount of loans retained and released during the three months ended March 31, 1996 and 1995 (in thousands):

                                          1996          1995

     Released                           493,386        85,364
     Retained                           309,290        36,114

     Total                              802,676       121,478

Partners' Capital
Subsequent to March 31, 1996, the Partnership purchased from an unaffiliated party approximately .7 million publicly traded Preferred Units for approximately $1.1 million. This reduced the publicly traded units and total outstanding units to approximately 5.3 million units and 41.2 million units, respectively. Accordingly, partners' capital will decrease by approximately $1.1 million during the three months ended June 30, 1996.

Other
The Partnership has investments in SMATs which are investments that indirectly entitle the Partnership to the residual cash flows generated by mortgage-related assets underlying an issuance of a mortgage-related security transaction. During the first quarter of 1996, the Partnership realized the $2.4 million gain through the sale of a portion of its SMATs portfolio. The unsold SMATs have a fair value of $0 at March 31, 1996.

Further, the Partnership has a subordinated line of credit available from Harbourton which usually bears interest at rates ranging from prime to prime plus 2%. Borrowings at March 31, 1996 totaled approximately $7.7 million.

                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

None.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 HARBOURTON MORTGAGE CO., L.P.

                     By:   Harbourton  Mortgage Corporation,  its
General Partner

Date:     May 14, 1996        By:  s/Jack W. Schakett
                                   Jack W. Schakett
                                   Chief Executive Officer

Date:     May 14, 1996        By:  s/Paul Szymanski
                                   Paul Szymanski
                                   Chief Financial Officer

Date:     May 14, 1996        By:  s/Brent F. Dupes
                                   Brent F. Dupes
                                   Executive Vice President

Date:     May 14, 1996        By:  s/Bill Reid
                                   Bill Reid
                                   Chief Accounting Officer