Form 10-Q
period 1996-06-30
HARBOURTON FINANCIAL SERVICES L P
filed 1996-08-14
CIK 820167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

IXI  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               OR

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

At August 14, 1996, registrant had 41,169,558 Preferred Units outstanding.


                        TABLE OF CONTENTS


                                                            Page

                             PART I

Item 1.   Financial Statements

Consolidated  Balance  Sheets  as  of  June  30,  1996
(unaudited) and December 31, 1995                                 3

Consolidated Statements of Operations (unaudited) for
the three and six months ended June 30, 1996 and 1995             4

Consolidated Statements of Cash Flows (unaudited) for
the six months ended June 30, 1996 and 1995                       5

Notes to Consolidated Financial Statements (unaudited)            7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     9

                             PART II

          SIGNATURES                                             22

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                                June 30,      December 31,
                                                  1996            1995
 ASSETS

       Cash and cash equivalents               $   3,636          $ 2,273
       Mortgage loans held for sale, net         267,611          232,073
       Mortgage loans held for investment, net     2,446            1,507
       Short-term investments                      5,300                -
       CMO bonds, residual interests, investment
        securities and SMATs, net of accumulated
        amortization of $484 and and $439,
        respectively                               3,312            6,306
       Notes receivable - affiliates                 587              587
       Advances receivable, net                   32,693           21,016
       Mortgage servicing rights, net of
        accumulated amortization of $28,523 and
        $21,979, respectively and valuation
        allowances of $90 and $1,132,
        respectively                              85,852           75,846
       Deferred acquistion, transaction and
        loan costs, net of accumulated
        amortization of $1,431 and $1,271,
        respectively                               2,816            2,676
       Property, equipment and leasehold
        improvements, net of accumulated
        amortization of $3,777 and $3,283,
        respectively                               5,669            4,176
       Due from affiliates                           105            3,632
       Excess cost over identifiable tangible
        and intangible assets acquired, net of
        accumulated amortization of $470 and
        $464, respectively                         2,739            2,726
       Other Assets                               10,716            3,277
 Total Assets                                   $417,898         $356,095

 LIABILITIES AND PARTNERS' CAPITAL

 Liabilities:
       Installment purchase obligations
        - servicing                              $ 4,765          $ 9,740
         Foreclosure reserves                      8,490            8,142
         Lines of credit                         258,855          232,144
         Term loans                               41,328           37,215
         Notes payable - affiliates               34,315              581
         Due to affiliates                         1,033                -
         Accounts payable and other liabilities   11,716           13,766
 Total Liabilities                               360,502          301,588

 Partners' Capital                                57,396           54,507

 Total Liabilities and Partners' Capital        $417,898         $356,095

The accompanying notes are an integral part of these unaudited consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                   (unaudited) (in thousands)

                                Three Months Ended      Six Months Ended
                                June 30,   June 30,     June 30,   June 30,
                                 1996        1995         1996       1995
 REVENUES
  Loan servicing fees           $ 6,373    $ 4,959       $12,661    $9,347
  Ancillary income                1,889      1,512         3,824     2,881
  Gain on sale of defaulted
   loans to affiiates               229        159           511       316
  Investment income net of
   interest expense on escrows    2,686      1,371         4,466     2,321
  Total servicing revenue        11,177      8,001        21,462    14,865
  Gain on sale of mortgage loans
   and related mortgage servicing
   rights                         4,697      2,732         9,663     4,599
  Interest income, net of related
   warehouse interest expense     1,556        314         4,482       463
  Other production income         3,772      2,312         7,512     2,768
     Total production income
      - gross                    10,025      5,358        19,657     7,830

  Other investment and interest
   income                         3,093         (4)        3,653        40
     Total Revenue               24,295     13,355        44,772    22,735

 EXPENSES
    Servicing costs               2,516      1,621         4,771     3,265
    Prepayment costs and interest
     curtailments                   604        422         1,173       863
    Provision for foreclosure
     losses                       1,500        755         3,593     1,439
   Amortization of mortgage servicing
     rights less net of impairment
     recovery                     3,158      1,832         5,501     3,129
        Total servicing expenses  7,778      4,630        15,038     8,696

    Loan production and secondary
     marketing costs              9,931      6,119        18,228     8,941

    General and administrative costs,
     including management fees    1,694      1,673         3,212     3,104
     Interest expense - term loans  752        467         1,528       954
     Other interest expense         323         87           797       195
     Other interest expense-affiliates,
      net of interest income
      -affiliates                   738        189         1,084       233
     Other amortization and
      depreciation                  423        404           901       702
          Total Expenses         21,639     13,569        40,788    22,825
 Net Income Before Equity in Earnings
 of Affiliates and Gain on Bulk Sale
 of Originated Servicing          2,656       (214)        3,984       (90)
 Equity in earnings of affiliates     5          -             5      (254)
Gain on bulk sale of originated
  servicing                           -          -             -     9,148
 Net Income                     $ 2,661     $ (214)       $3,989    $8,804
 Net Income per Preferred Unit,
  based on 41,414,002, 36,985,082
  41,658,447 and 33,536,454 weighted
  average number of Preferred Units
  outstanding, respectively    $   0.06  $   (0.01)        $0.09    $ 0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (unaudited) (in thousands)
                                                      Six Months Ended
                                                   June 30,       June 30,
                                                    1996            1995
 Cash Flows From Operating Activities:
  Net Income                                       $ 4,463         $ 8,804
  Adjustments to reconcile net income to net cash from
  operating activities:
    (Gain) loss on sale of CMO bonds, residual
     interests, and SMATs                           (2,486)            245
     Gain on bulk sale of originated servicing         -            (9,148)
     Gain on sale of defaulted loans                  (511)           (316)
     Mortgage servicing rights valuation recovery   (1,043)             -
     Amortization and depreciation                   7,444           4,445
     Equity in earnings of affiliates                   (5)            254
     Provision for foreclosure losses                3,593           1,439
   Changes in operating assets and liabilities:
     Mortgage loans held for sale and
      investment, net                              (36,477)        (54,055)
     Advances receivable                           (11,609)          6,067
     Other assets                                   (9,534)          3,576
     Due to/from affiliates                          4,665             684
     Accounts payable and other liabilities         (3,875)           (673)
 Net Cash Flows From Operating Activities          (45,375)        (38,678)
 Net Cash Flows From Investing Activities:
     Gain on sale associated with retained
      servicing                                    (14,644)           (879)
     Proceeds from bulk sale of originated
      servicing                                         -            9,148
     Settlement of installment purchase obligation  (4,975)            371
     Purchase of short-term investments                 -           (9,948)
     Increase in restricted cash                        -             (226)
     Increase in notes receivable - affiliates          -               33
     Funding of deferred acquisition and
      transaction costs                               (226)         (1,108)
     Amortization of CMO bonds, residual interests, and
      investment securities                            (70)            -
     Proceeds from sale of CMO bonds, residual interests
      and SMATs                                      5,550             -
     Investment in subsidiary                         (100)            -
     Purchases of property and equipment            (2,183)           (472)
     Cash acquired in purchase transaction              -            2,715
 Net Cash Flows From Investing Activities          (16,648)           (591)
 Cash Flows From Financing Activities:
     Principal payments on term loans               (4,135)        (10,015)
     Funding of deferred loan costs                    (72)            -
     Term debt advances                              8,248             -
     Redemption of Preferred Units                  (1,100)            -
     Payment on partners' note receivable               -              300
     Net borrowings on lines of credit and short
      term borrowings                               26,711          45,863
     Net borrowings from notes payable-affiliates   33,734           6,587
 Net Cash Flows From Financing Activities           63,386          42,735
 Increase in cash and cash equivalents               1,363           3,466
 Cash and cash equivalents at beginning of period    2,273           1,670
 Cash and cash equivalents at end of period        $ 3,636         $ 5,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   (unaudited) (in thousands)
                                                       Six Months Ended
                                                   June 30,        June 30,
                                                    1996               1995
 Non-cash Investing and Financing Activities:
 Acquisition and consolidation of HBT, TMC, HFC, and TMC Mortgage
  Corp., net of cash acquired
  Mortgage loans held for sale, net                $  -           $ 12,922
  Mortgage loans held for investment                  -                222
  CMO bonds and residual interests                    -              3,864
  Notes receivable - affiliates                       -                314
  Advances receivable                                 -              5,875
  Mortgage servicing rights, net                      -             18,631
  Deferred acquisition and loan costs, net            -                 86
  Property and equipment, net                         -                468
  Investment in affiliates                            -             (1,652)
  Excess cost over identifiable tangible
   and intangible assets acquired                     -              2,236
  Other assets                                        -              7,212
     Total Assets                                     -             50,178

  Foreclosure reserves                                -              3,334
  Lines of credit                                     -             11,890
  Term loans                                          -              7,202
  Short-term borrowings                               -              9,582
  Notes payable - affiliates                          -              5,588
  Due to affiliates                                   -                (44)
  Accounts payable and other liabilities              -              1,724
     Total Liabilities                                -             39,276

  Distribution to affiliates prior to the
   purchase transaction                               -             (6,284)
  Unrealized gain (loss) on available for
   sale securities                                    -                (67)
  Push down of purchase price in connection
   with Harbourton's acquisition of management
   interest in Western:
  Purchased servicing rights                          -                389
  Excess cost over identifiable tangible and
   intangible assets acquired                         -                238
                                                      -                627

 Cash paid for interest                             7,415            2,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
         June 30, 1996 (Unaudited) and December 31, 1995



Note 1.        Basis of Presentation

The consolidated financial statements primarily include the accounts of Harbourton Financial Services L.P. ("HBT") and its wholly owned subsidiaries Harbourton Mortgage Co., L.P. ("HMCLP") and Harbourton Funding Corporation ("HFC") (collectively, the "Partnership"). All intercompany accounts and transactions have been eliminated in consolidation. HBT, through its subsidiary HMCLP, is a full-service mortgage banking operation that originates and services mortgage loans.

On March 14, 1995, the existing Unitholders of HBT approved the issuance of approximately 21.5 million Preferred Units of HBT in exchange for 100% ownership interest in HMCLP and HFC. Because of the change in control of HBT, this transaction was accounted for as a reverse acquisition of HBT by HMCLP ("the Purchase Transaction"). Accounting for a reverse acquisition requires that the historical results of operations reflect the operations of HMCLP as the continuing accounting entity, thus, HBT is reported as if it were purchased as of the date of the transaction. Concurrent with the transaction, HBT acquired a 50% interest in TMC Mortgage Co., L.P. ("TMC") in exchange for approximately
0.8 million Preferred Units of HBT. This interest, combined with the 50% interest previously owned by HMCLP resulted in HBT's direct and indirect 100% ownership of TMC. Thereafter, the results of operations of TMC are reflected as a 100% owned subsidiary of the Partnership and reported in the consolidated statements of operations.

On July 31, 1995, HBT acquired Western Sunrise Holdings, L.P. and subsidiaries ("Western") in exchange for approximately 8.6 million Preferred Units. This was a transaction between entities under common control, therefore, the transaction was accounted for similar to a pooling-of-interests. Under reorganization accounting, the results of operations of Western are presented as if the transaction occurred at the inception date of HMCLP and Western.

In summary, the historical consolidated results of operations presented herein primarily represent the following: a) HMCLP and Western consolidated plus a 50% equity interest in TMC for the three months ended March 31, 1995, and b) HMCLP, Western, HBT and TMC consolidated for the periods commencing subsequent to April 1, 1995.

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995.

Note 2.   Mortgage Servicing Rights

The Partnership adopted SFAS No. 122 in the quarter ended September 30, 1995 retroactive to January 1, 1995 and its consolidated financial statements for the three and six months ended June 30, 1995 were restated to reflect the impact of adopting SFAS No. 122. The overall impact on the Partnership's consolidated financial statements of adopting SFAS No. 122 was an increase in net earnings for the three and six months ended June 30, 1995 of approximately $545 thousand and $879 thousand, respectively.

Note 3.   Lines of Credit

At June 30, 1996, the Partnership's lines of credit consisted of the following:

Warehouse lines of credit                              $ 216,167
Short-term funding obligations                            35,819
T&I revolving lines of credit                              5,000
Repurchase agreements (CMO bonds and residual
interests)                                                 1,869
   Total                                               $ 258,855

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

Mortgage Servicing Portfolio
The   Partnership's  servicing  and  subservicing  portfolio  was comprised of the following (in thousands except number of loans):

                         June 30, 1996           December 31, 1995
                      Principal  Number of     Principal  Number of
                       Balance     Loans        Balance     Loans

GNMA Loans            4,040,730  73,464        4,262,160   79,994
Other(primarily       2,180,723  24,558        1,768,924   20,218
Agency loans)
Subserviced for         170,353   2,823          161,395    2,663
affiliates
Subservicing            181,777   1,812          148,923    1,542
Total Portfolio       6,573,583 102,657        6,341,402  104,417

The Partnership's mortgage servicing and subservicing portfolio included loans in all 50 states and the District of Columbia.
The following table shows the geographic concentration of the mortgage servicing portfolio:

                            June 30,            December 31,
                              1996                  1995
California                   29.6%                 26.6%
Florida                       8.1                   8.0
Texas                         7.1                   7.8
Arizona                       4.7                   4.4
Colorado                      4.8                   4.7
Virginia                      4.6                   4.4
Other*                       41.3                  44.1
                            100.0%                100.0%

* Loans from no other state exceeded 4% of the principal balance of loans in the portfolio at either date.

Mortgage Loan Production
The Partnership originates and purchases mortgage loans insured by the Federal Housing Administration ("FHA"), mortgage loans partially guaranteed by the Veterans Administration ("VA"), conventional mortgage loans, nonconforming jumbo loans, and home equity loans. The Partnership originates loans through three principal geographic regions (Eastern United States, Western United States and Central United States), which consist of approximately 30 branch offices, on both a wholesale and retail basis. Mortgage loan production for the three and six months ended June 30, 1996 and 1995 was as follows (principal balance in thousands):

                                  Three Months Ended
                         June 30, 1996          June 30, 1995
                      Principal  Number of  Principal  Number of
                       Balance     Loans     Balance     Loans

Conventional - fixed  310,972    3,188      62,123     645
Conventional - ARM    12,978     181        31,729     240
Conventional - other  68,655     526        3,841      27
   Total Conventional 392,605    3,895      97,693     912

Government - fixed    236,378    2,334      45,738     361
Government - ARM      132,632    1,228      84,527     724
    Total Government  369,010    3,562      130,265    1,085

Nonconforming      -  60,276     382        30,600     202
fixed
Nonconforming - ARM   23,705     132        40,407     402
Nonconforming      -  2,144      9          1,250      9
other
  Total Nonconforming 86,125     523        72,257     613

Total Production      847,740    7,980      300,215    2,610


                                   Six Months Ended
                         June 30, 1996         June 30, 1995*
                      Principal  Number of  Principal  Number of
                       Balance     Loans     Balance     Loans

Conventional - fixed  686,586    6,735      90,535     940
Conventional - ARM    20,586     340        53,447     404
Conventional - other  109,926    849        5,409      38
   Total Conventional 817,098    7,924      149,391    1,382

Government - fixed    483,558    4,680      73,766     582
Government - ARM      197,429    1,818      113,475    972
    Total Government  680,987    6,498      187,241    1,554

Nonconforming      -  128,747    769        43,507     287
fixed
Nonconforming - ARM   43,450     213        47,436     472
Nonconforming      -  2,452      10         5,378      40
other
               Total  174,649    992        96,321     799
Nonconforming

Total Production      1,672,734  15,414     432,953    3,735

* Excludes  originations for TMC from January 1,  1995  to  March
  31, 1995 since TMC was accounted for using the equity method during that period.

Mortgage loan production increased significantly for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 primarily due to the growth in the production operations of the Partnership. Mortgage loan production increased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 primarily due to a decline in the long-term interest rates (e.g. the average 30-year mortgage interest rates declined from 8.08% to 7.48%), the growth in the production operations of the Partnership and the exclusion of TMC's production volume in the quarter ended March 31, 1995.
The geographic concentration of mortgage loans originated for the three and six months ended June 30, 1996 and 1995 was as follows:

             Three Months Ended           Six Months Ended
            June 30,      June 30,      June 30,     June 30,
              1996          1995          1996         1995

California   36.5%           55.7%        42.3%        59.5%
Florida      10.1             8.0          8.5          8.0
Maryland      7.6             2.7          7.9          7.8
Virginia      4.7             4.1          6.2          4.4
Arizona       6.9             7.0          6.0          7.3
Nevada        3.9             5.0          3.8          6.5
Other*       30.3            17.5         25.4          6.5
            100.0%          100.0%       100.0%       100.0%


* Loans from no other state exceeded 4% of the principal balance of loans originated in any period.

Possible Loss of Taxation as Partnership and Strategic Planning The Partnership is taxed as a partnership, and not as a corporation, for federal income tax purposes pursuant to a "grandfather" provision in the Internal Revenue Code which is scheduled to expire on December 31, 1997. There have been proposals in recent Congressional sessions to extend or modify this grandfather period, but to date no such extension has been adopted. If the grandfathered tax status expires, based on the Partnership's existing composition of gross revenue commencing on January 1, 1998, the Partnership will begin to be taxed as a corporation, which would result, among other consequences, in taxable income of the Partnership being subject to two levels of income taxation, first when recognized by the Partnership and a second time to the extent distributed to the Preferred Unitholders. This "double taxation" could materially reduce the after-tax return to Preferred Unitholders.

The General Partner is looking into the strategic alternatives facing the Partnership, taking into account, among other factors, the best interests of all of the Preferred Unitholders, the business opportunities available to the Partnership, conditions in the mortgage banking industry and the likely loss of the grandfathered tax status.

Results of Operations

As noted previously, the historical consolidated results of operations presented herein primarily represent the following:
a) HMCLP and Western consolidated plus a 50% equity interest in TMC for the three months ended March 31, 1995, and b) HMCLP, Western, HBT and TMC consolidated for the periods commencing subsequent to April 1, 1995.

Revenues  and Expenses for the three months ended June  30,  1996 compared to the three months ended June 30, 1995

Net income for the three months ended June 30, 1996 totaled approximately $2.7 million or $.06 per unit compared to a net loss of approximately $0.2 million or $.01 per unit for the three months ended June 30, 1995, an increase of approximately $2.9 million or $.07 per unit. The following table summarizes the Partnership's operating results for the three months ended June 30 (in thousands):


                                       1996           1995

Net    income   from    servicing     3,399         3,371
operations
Net income (loss) from production     94            (761)
operations
Other   investment  and  interest     3,093         (4)
income
General     and    administrative    (1,694)       (1,673)
expenses
Other expense                        (2,231)       (1,147)
  Net income (loss)                  $2,661        $(214)

The most significant change in the results operations for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 was related to other investment and interest income. In conjunction with the Purchase Transaction the Partnership
acquired  other  mortgage  related  securities  (CMO  bonds   and
residual interests). During the three months ended June 30, 1996, the Partnership realized gains in its CMO bonds and residual interests portfolio of approximately $2.5 million and other income of approximately $0.6 million compared to losses of approximately $0.2 million for the three months ended June 30, 1995. Other changes are detailed below.

Servicing
The average principal balance of loans serviced for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 (based on beginning of the month's totals) increased to approximately $6.5 billion from approximately $5.5 billion, respectively. In addition, the composition of the servicing portfolio is currently more weighted towards GNMA servicing which results in proportionately higher gross revenues and expenses as compared to other servicing. The growth and change in the composition of the servicing portfolio is principally due to the acquisition of a $1.5 billion GNMA servicing portfolio with an effective acquisition date of August 31, 1995 and the retention of approximately $1.3 billion in originated loans sold on a servicing retained basis for the period July 1, 1995 to June 30, 1996.

Gross servicing revenues and expenses increased proportionately, taking into consideration the growth and change in composition as discussed above, for the three months ended June 30, 1996 compared to the three months ended June 30, 1995, with the exception of amortization of mortgage servicing rights.

Amortization of mortgage servicing rights increased approximately $1.4 million for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The increase is a result of (i) the growth in the portfolio discussed above, and (ii) capitalized mortgage servicing rights as a percent of the total servicing portfolio has increased to 1.31% as of June 30, 1996 from 1.12% as of June 30, 1995. This increase resulted from (i) the Partnership's policy of retaining higher value servicing, and
(ii) the decline of no basis servicing in the portfolio.

The following table presents a summary rollforward of the Partnership's mortgage servicing rights, net of accumulated amortization at June 30 (in thousands):

                                                 1996      1995

Balance at April 1                            $80,340   $51,599
Capitalized OMSR's                              8,670       580
Acquisitions                                       --       262
Scheduled Amortization*                        (3,254)   (1,300
                                                              )
Amortization due to acquisitions                   --     (567)
Impairment Recovery
                                                   96        --
Balance at June 30,                           $85,852   $50,574

* Scheduled amortization is based on estimates made at the beginning of each period.

As noted previously, the Partnership adopted SFAS No. 122 during 1995. SFAS No. 122 prohibits retroactive application for Originated Mortgage Servicing Rights ("OMSRs") created prior to the fiscal year in which the Partnership adopted the new accounting pronouncement. As a result the Partnership, at June 30, 1996, owns servicing rights related to approximately $500 million in mortgage loans that are not capitalized in its consolidated financial statements. Further, SFAS No. 122 prohibits the recognition of fair value in excess of the book basis of the MSRs. As a result, the Partnership has off-balance sheet value associated with its noncapitalized MSRs, as well as the excess in fair value of the MSRs capitalized in the consolidated financial statements.

Production
Net income from production operations for the three months ended June 30, 1996 was approximately $0.1 million compared to a net loss of approximately $0.8 million for the three months ended June 30, 1995. Net income from production operations increased primarily as a result of increased production volume which was sufficient to cover fixed operating costs.

The principal balance of loans produced for the three months ended June 30, 1996 increased to approximately $848 million from approximately $300 million for the same period of 1995, an increase of approximately $548 million or 183%. As noted previously, mortgage loan production increased significantly during the three months ended June 30, 1996 compared to the three months ended June 30, 1995 primarily due to the growth in the production operations of the Partnership.
Other Expense Items
The increase in other expense items is attributed to an increase in term interest and other interest expense associated with the completion of the Partnership's term facility in August 1995 and the acquisition of the $1.5 billion bulk servicing portfolio on August 31, 1995. The remaining net increase in other expense items is primarily attributable to other interest expense for interest on borrowings during the year to affiliates.

Revenues  and  Expenses for the six months ended  June  30,  1996 compared to the six months ended June 30, 1995

Net income (before equity in earnings of affiliates and gain on bulk sale of originated servicing) for the six months ended June 30, 1996 totaled approximately $4.0 million or $.09 per unit compared to a net loss of approximately $0.1 million or $.00 per unit earned during the six months ended June 30, 1995, an increase of approximately $4.1 million or $.09 per unit. The following table summarizes the Partnership's operating results for the six months ended June 30, 1996 and 1995 (in thousands):


                                       1996           1995

Net    income   from    servicing     6,424         6,169
operations
Net income (loss) from production     1,429         (1,111)
operations
Other   investment  and  interest     3,653         40
income
General     and    administrative    (3,212)       (3,104)
expenses
Other expense                        (4,310)       (2,084)
   Net  income before  equity  in
 earnings of affiliates and gain on
 sale of bulk servicing               3,984         (90)
Gain on bulk sale of servicing        -             9,148
Equity in earnings of affiliates      5             (254)
  Net income                          3,989         8,804

The most significant change in the results operations for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 was related to other investment and interest income. In conjunction with the Purchase Transaction the Partnership acquired other mortgage related securities (CMO bonds and residual interests). During the six months ended June 30, 1996, the Partnership realized gains in its CMO bonds and residual interests portfolio of approximately $2.5 million and other income of approximately $1.1 million compared to losses of approximately $0.2 million for the six months ended June 30, 1995. In addition, net income from production operations increased approximately $2.5 million for the six months ended June 30, 1996 compared to the same period in 1995 as a result of higher production volumes. Offsetting the increases in net income from other investment and interest income and production operations was an increase of other expenses of approximately $2.2 million. The increase in other expense items is principally the result of increased term and other interest expense. Other changes are detailed below.

Servicing
The average principal balance of loans serviced for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 (based on beginning of the months totals) increased to approximately $6.8 billion from approximately $5.8 billion, respectively. In addition, the composition of the servicing portfolio is currently more weighted towards GNMA servicing which results in proportionately higher gross revenues and expenses as compared to other servicing. The growth and change in the composition of the servicing portfolio is principally due to the acquisition of a $1.5 billion GNMA servicing portfolio with an effective acquisition date of August 31, 1995, the acquisition of the HBT portfolio of approximately $1.1 billion effective April 1, 1995 resulting from the purchase transaction described earlier, and the retention of approximately $1.3 billion in originated loans sold on a servicing retained basis for the period July 1, 1995 to June 30, 1996, net of the sale of an approximate $493 million bulk servicing portfolio effective January 31, 1995.

Gross servicing revenues and expenses increased proportionately, taking into consideration the growth and change in composition as discussed above, for the six months ended June 30, 1996 compared to the six months ended June 30, 1995, with the exception of amortization of mortgage servicing rights.

Amortization of mortgage servicing rights increased approximately $3.4 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The increase is a result of
(i) the growth in the portfolio discussed above, and (ii) capitalized mortgage servicing rights as a percent of the total servicing portfolio has increased to 1.31% as of June 30, 1996 from 1.12% as of June 30, 1995. This increase resulted from (i) the Partnership's policy of retaining higher value servicing, and
(ii) the decline of no basis servicing in the portfolio.
The following table presents a summary rollforward of the Partnership's mortgage servicing rights, net of accumulated amortization at June 30 (in thousands):

                                                 1996      1995

Balance at January 1,                         $75,846   $33,899
Capitalized OMSR's                             15,508       946
Acquisitions                                       --    18,893
Scheduled Amortization*                        (6,544)   (2,597)
Amortization due to acquisitions                   --      (567)
Impairment Recovery
                                                1,042        --
Balance at June 30,                           $85,852   $50,574

* Scheduled amortization is based on estimates made at the beginning of each fiscal year.

As noted previously, the Partnership adopted SFAS No. 122 during 1995. SFAS No. 122 prohibits retroactive application for Originated Mortgage Servicing Rights ("OMSRs") created prior to the fiscal year in which the Partnership adopted the new accounting pronouncement. As a result the Partnership, at June 30, 1996, owns servicing rights related to approximately $500 million in mortgage loans that are not capitalized in its consolidated financial statements. Further, SFAS No. 122 prohibits the recognition of fair value in excess of the book basis of the MSRs. As a result, the Partnership has off-balance sheet value associated with its noncapitalized MSRs, as well as the excess in fair value of the MSRs capitalized in the consolidated financial statements.

Production
Net income from production operations for the six months ended June 30, 1996 was approximately $1.4 million compared to a net loss of approximately $1.1 million for the six months ended June 30, 1995. Net income from production operations increased primarily as a result of increased production volume which was sufficient to cover fixed operating costs. Recently, the Partnership has significantly expanded its retail and wholesale branch production operations. Therefore, the associated fixed costs of these additions will have a negative impact on operating income until production revenues from the newly acquired branches exceed the additional fixed costs.

The principal balance of loans produced for the six months ended June 30, 1996 increased to approximately $1.7 billion from approximately $433 million for the same period of 1995, an increase of approximately $1.2 billion or 286%. Mortgage loan production increased significantly during the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily due to a decline in long-term interest rates (e.g. the average 30-year mortgage interest rates declined from 8.08% to 7.48%), the growth in the production operations of the Partnership and the exclusion of TMC's production volume in the quarter ended March 31, 1995.

Other Expense Items
The increase in other expense items is attributed to an increase in term interest and other interest expense associated with the completion of the Partnership's term facility in August 1995 and the acquisition of the $1.5 billion bulk servicing portfolio. The remaining net increase in other expense items is primarily attributable to other interest expense for interest on borrowings during the year to affiliates.

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

Gain on Bulk Sale of Servicing
During the three months ended March 31, 1995, the Partnership entered into a Purchase and Sale Agreement with an unrelated third-party to sell OMSRs related to Government National Mortgage Association ("GNMA") loans with unpaid principal balances totaling approximately $493 million. The Purchase and Sale Agreement was dated January 31, 1995 with a May 2, 1995 servicing transfer date. In conjunction with the Purchase and Sale Agreement, the Partnership entered into an Interim Servicing Agreement with the Purchaser to perform the servicing functions until the May 2, 1995 servicing transfer date. The Partnership realized a gain on sale of approximately $9.1 million, net of related transaction fees.

Liquidity and Capital Resources

The Partnership's available liquidity and uses can generally be categorized into Mortgage Servicing and Mortgage Loan Production.

Servicing
A source of liquidity and cash flow available to the Partnership is its owned portfolio of servicing rights on mortgage loans, net of its servicing term loan, with underlying principal balances aggregating approximately $6.5 billion at June 30, 1996. Currently, there is a liquid and active market for the sale and acquisition of servicing rights. The Partnership has term loans secured by its mortgage servicing portfolio. Principal and interest on the term loans is paid quarterly. The Partnership's liquidity is affected by the level of loan delinquencies and prepayments due to the servicer's advance requirements on the loans it services. The Partnership is also required as a servicer to fund advances for mortgage and hazard insurance and tax payments on the scheduled due date in the event that sufficient escrow funds are not be available. The Partnership's sources of liquidity to meet these advance requirements are internally generated operating cash flow, its existing lines of credit, and defaulted loan repurchase and sale transactions with affiliated parties.

The Partnership has repurchased defaulted loans and resold them to affiliated parties, under a repurchase/buyout and sale program with such affiliates, and repurchased additional defaulted loans prior to foreclosure sale and sold the loans on a servicing retained basis to such affiliated parties. The servicing contract does not require the Partnership to advance payments to the investor (the security holder) if the payments are not received from the mortgagor or from the guarantor or insurer, therefore, significantly reducing remittance day advance requirements.

In addition to the above transaction, at June 30, 1996 the Partnership has outstanding approximately $20 million of defaulted mortgage loans (with average interest rates in excess of 9.5%) which it has financed through an affiliated party. This transaction is reflected in advances receivable in the accompanying consolidated financial statements.

Production
One of the Partnership's other primary liquidity requirements is the financing of its mortgage loan originations and purchases, until funded by secondary market investors and the cost of its loan originations. The Partnership finances its short-term loan funding requirements principally through warehouse lines of credit. At December 31, 1995, the maximum amount of borrowing available under the existing warehouse facility was $200 million. On July 30, 1996, the Partnership increased this facility to a maximum availability of $300 million in a debt refinancing transaction as discussed below.

In addition, the decision to sell mortgage loans servicing retained versus servicing released influences the Partnership's liquidity. When mortgage loans are sold on a servicing-released basis, the investor pays the Partnership for the value of the servicing related to the mortgage loan, thereby increasing the Partnership's cash flow. Alternatively, when mortgage loans are sold on a servicing-retained basis, the investor does not pay the Partnership for the value of the servicing related to the mortgage loan, thereby decreasing the Partnership's initial cash flow. On servicing retained loan sales, the Partnership receives cash flow as servicing fee income over the life of the loan. The following table summarizes the amount of loans retained and released during 1996 and 1995 (in thousands):

             Three Months Ended           Six Months Ended
            June 30,      June 30,      June 30,     June 30,
              1996          1995          1996         1995

Released $380,539        $178,188        $973,925     $295,195
Retained  448,879          72,739         758,169      118,865
         $829,418         250,927      $1,632,094     $414,060

Partners' Capital
During the three months ended June 30, 1996, the Partnership purchased from an unaffiliated party approximately 0.7 million publicly traded Preferred Units for approximately $1.1 million. These units were redeemed thus reducing the publicly traded units and total outstanding units to approximately 5.3 million units and 41.2 million units, respectively. Accordingly, partners' capital decreased by approximately $1.1 million during the three months ended June 30, 1996 due to the transaction.

Other
The Partnership has investments in SMATs which are investments that indirectly entitle the Partnership to the residual cash flows generated by mortgage-related assets underlying an issuance of a mortgage-related security transaction. During the first quarter of 1996, the Partnership realized a $2.4 million gain (recognized in income in 1995) through the sale of a portion of its SMATs portfolio. The unsold SMATs have a carrying value and fair value of $0 at June 30, 1996.

On July 30, 1996, the Partnership refinanced its credit facilities with a new $75 million revolving servicing facility which converts to a five-year term facility after one year; a $375 million revolving warehouse credit facility consisting of two tranches: (i) a $300 million revolving committed warehouse facility and (ii) a $75 million discretionary facility for early funding programs; and a revolving working capital facility of approximately $45 million to provide financing for servicing advances and loans held for investment. This refinancing will allow the Partnership to manage its liquidity for its servicing and production operations and to repay its borrowings to affiliates.

Further, the Partnership has a subordinated line of credit available from Harbourton Holdings, L.P. ("Harbourton"), an affiliated party, which usually bears interest at rates ranging from prime to prime plus 2%. Borrowings at June 30, 1996 totaled approximately $9.7 million.




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

                 HARBOURTON MORTGAGE CO., L.P.

                     By:   Harbourton  Mortgage Corporation,  its
General Partner

Date:     August 14, 1996     By:  s/Jack W. Schakett
                                   Jack W. Schakett
                                   Chief Executive Officer

Date:     August 14, 1996     By:  s/Paul Szymanski
                                   Paul Szymanski
                                   Chief Financial Officer

Date:     August 14, 1996     By:  s/Brent F. Dupes
                                   Brent F. Dupes
                                   Executive Vice President

Date:     August 14, 1996     By:  s/Bill Reid
                                   Bill Reid
                                   Chief Accounting Officer