Form 10-Q
period 1996-09-30
HARBOURTON FINANCIAL SERVICES L P
filed 1996-11-15
CIK 820167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

IXI  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                             OR

I   I      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-9742

             HARBOURTON FINANCIAL SERVICES L.P.
   (Exact name of registrant as specified in its charter)

              DELAWARE                             52-
1573349
(State   or   other   jurisdiction   of   incorporation   or
organization)                         (I.R.S. Employer
Identification No.)

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

At  October  14,  1996, registrant had 41,169,558  Preferred
Units outstanding.


                      TABLE OF CONTENTS



Page

                           PART I

Item 1.   Financial Statements

Consolidated  Balance Sheets as of September  30,
1996 (unaudited)and December 31, 1995
3

Consolidated Statements of Operations (unaudited)
for the three and nine months ended September 30, 1996 and
1995     4

Consolidated Statements of Cash Flows (unaudited)
for the nine months ended September 30, 1996 and 1995
5

Notes to Consolidated Financial Statements (unaudited)
7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
9

                           PART II

          SIGNATURES
23



     HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                       (in thousands)



                                               (Unaudited)
                                               September 30,
December 31,
                                                   1996
1995
ASSETS
   Cash and cash equivalents                    $  38,152
$  2,273
   Mortgage loans held for sale, net              168,237
232,073
   Mortgage loans held for investment, net          2,180
1,507
   CMO bonds, residual interests, investment
    securities and SMATs, net of accumulated        3,063
6,306
    amortization of $543 and $439, respectively
   Notes receivable - affiliates                      587
587
   Advances receivable, net                        33,296
21,016
   Mortgage servicing rights, net of accumulated
    amortization of $31,812 and $21,979,
    respectively and valuation allowances of $90   83,808
75,846
    and $1,132, respectively
   Deferred acquisition, transaction and loan
    costs, net of accumulated amortization of       2,983
2,676
    $1,577 and $1,271, respectively
   Property, equipment and leasehold
    improvements, net of accumulated amortization   6,066
4,176
    of $4,185 and $3,283, respectively
   Due from affiliates                                 -
3,632
   Investment in affiliates                            96
-
   Excess cost over identifiable tangible and
    intangible assets acquired, net of accumulated  2,686
2,726
    amortization of $523 and $464, respectively
   Other assets                                    22,224
3,277
Total Assets                                     $363,378
$356,095

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Installment purchase obligations - servicing  $  1,723
$  9,740
   Foreclosure reserves                             9,620
8,142
   Lines of credit                                168,333
232,144
   Term loans                                      60,200
37,215
   Notes payable - affiliates                      26,249
581
   Due to affiliates                               27,596
-
   Accounts payable and other liabilities          11,054
13,766
Total Liabilities                                 304,775
301,588

Partners' Capital                                  58,603
54,507

Total Liabilities and Partners' Capital          $363,378
$356,095

    The accompanying notes are an integral part of these unaudited consolidated financial statements.



     HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited) (in thousands)

                                       Three Months     Nine
Months
                                          Ended
Ended
                                      September 30,
September 30,
                                       1996    1995    1996
1995

REVENUES
  Loan servicing fees                $ 6,091  $5,311
$18,752  $14,656
  Ancillary income                     1,703   1,585
5,527    4,464
  Gain on sale of defaulted loans to     167     112
678      428
   affiliates
  Investment income net of interest
   expense on escrows                  3,663   1,556
8,129    3,648
     Total servicing revenue          11,624   8,564
33,086   23,196

  Gain on sale of mortgage loans and
   related mortgage servicing rights   5,617   3,319
15,280    5,231
  Interest income, net of related      1,760     425
4,242      888
   warehouse interest expense
  Other production income              3,819   1,532
11,331    3,210
     Total production income - gross  11,196   5,276
30,853    9,329

  Other investment and interest
   income                                430     277
4,083      333
     Total Revenue                    23,250  14,117
68,022   32,858

EXPENSES
  Servicing costs                      2,370   1,570
7,141    4,859
  Prepayment costs and interest          610     297
1,783    1,137
   curtailments
  Provision for foreclosure losses     1,500   1,555
5,093    2,765
  Amortization of mortgage servicing
   rights less net impairment recovery 3,311   2,262
8,812    5,358
     Total servicing expenses          7,791   5,684
22,829   14,119

  Loan production and secondary       10,312   4,552
28,540    9,591
   marketing costs
  General and administrative costs     1,633   1,874
4,845    4,772
  Interest expense - term loans        1,014     695
2,542    1,649
  Other interest expense                 276     207
1,073      505
  Other interest expense-affiliates,
   net of interest income-affiliates     694     230
1,778      498
  Other amortization and depreciation    599     431
1,500    1,370
     Total Expenses                   22,319  13,673
63,107   32,504

Net Income Before Equity in Earnings of
Affiliates and Gain on Bulk Sale of
Originated Servicing                     931     444
4,915      354
Equity in earnings of affiliates          (9)      -
(4)    (254)
Gain on bulk sale of servicing           220       -
220    9,148

Net Income                           $ 1,142  $  444  $
5,131  $ 9,248

Net Income per Preferred Unit based
on 41,169,558;  31,689,230;          $   .03  $  .01  $
 .12  $   .26
41,495,484;  35,778,744  Preferred
Units, respectively

    The accompanying notes are an integral part of these unaudited consolidated financial statements.



     HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (unaudited) (in thousands)

                                                 Nine Months
Ended
                                             September 30,
September 30,
                                                  1996
1995

Cash Flows From Operating Activities:
  Net Income                                    $ 5,131
$ 9,248
  Adjustments to reconcile net income to net cash
   flows from operating activities:
    (Gain) loss on sale of CMO bonds,            (2,486)
-
      residual interests and SMATs
     Unrealized (gain) loss on CMO bonds,        (1,043)
245
      residual interests and SMATs
     Gain on sale of defaulted loans               (678)
(428)
     Gain on bulk sale of originated servicing     (220)
(9,148)
     Mortgage servicing rights valuation         (1,042)
-
      recovery
     Amortization and depreciation               11,354
6,728
     Provision for foreclosure losses             5,093
2,765
     Equity in earnings from affiliates               4
254
     Changes in operating assets and
      liabilities:
       Mortgage loans held for sale and          63,163
(122,441)
        investment, net
       Advances receivable                      (11,987)
3,685
       Other assets                             (18,638)
2,992
       Due to/from affiliates                    31,228
1,074
       Accounts payable and other liabilities    (5,942)
17
Net Cash Flows From Operating Activities         73,937
(105,009)
Net Cash Flows From Investing Activities:
  Proceeds from sale of CMO bonds, residual       5,550
-
   interests and SMATs
  Capitalized originated mortgage               (20,363)
(5,583)
   servicing rights
  Purchases of property and equipment            (3,025)
(1,087)
  Funding of deferred acquisition and              (226)
(1,775)
   transaction costs
  Investment in subsidiary                         (100)
-
  Amortization of CMO bonds, residual             1,222
680
   interests and investment securities
  Proceeds from bulk sale of originated           3,546
9,148
   servicing
  Net acquisition of mortgage servicing rights       -
(4,870)
  Purchase of short-term investments                 -
(10,000)
  Increase in notes receivable - affiliates          -
32
  Increase in restricted cash                        -
(110)
  Cash acquired in purchase transaction              -
2,715
Net Cash Flows From Investing Activities        (13,396)
(10,850)
Cash Flows From Financing Activities:
  Net borrowings (payments) on lines of         (63,811)
103,743
   credit and short term borrowings
  Term debt advances                             71,658
41,350
  Settlement of installment purchase             (8,017)
-
   obligations
  Funding of deferred loan costs                   (387)
-
  Redemption of Preferred Units                  (1,100)
-
  Principal payments on term loans              (48,673)
(31,602)
  Net  borrowings from notes payable -
  affiliates                                     25,668
7,873
  Payment on partner notes receivable                 -
300
Net Cash Flows From Financing Activities        (24,662)
121,664
Increase  in cash and cash equivalents           35,879
5,805
Cash and cash equivalents, excluding              2,273
1,670
 restricted cash, at beginning of period
Cash and cash equivalents, excluding           $ 38,152
$ 7,475
 restricted cash, at end of period

       The accompanying notes are an integral part of these unaudited consolidated financial statements.