Form 10-Q/A
period 1996-09-30
HARBOURTON FINANCIAL SERVICES L P
filed 1996-11-19
CIK 820167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                      FORM 10-Q/AMENDED

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

a.  Exhibits:

          1) Credit agreement dated July 30, 1996 including exhibits A-J.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              HARBOURTON FINANCIAL SERVICES, L.P.

                By:   Harbourton  Mortgage Corporation,  its
                      General Partner

Date:     November 19, 1996   By:  s/Jack W. Schakett
                              Jack W. Schakett
                              Chief Executive Officer

Date:     November 19, 1996   By:  s/Paul Szymanski
                              Paul Szymanski
                              Chief Financial Officer

Date:     November 19, 1996   By:  s/Brent F. Dupes
                              Brent F. Dupes
                              Executive Vice President

Date:     November 19, 1996   By:  s/Bill Reid
                              Bill Reid
                              Chief Accounting Officer