Form 10-K
period 1996-12-31
HARBOURTON FINANCIAL SERVICES L P
filed 1997-03-31
CIK 820167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-K

IXI  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                               OR

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

At March 21, 1997, registrant had 41,169,558 Preferred Units outstanding including 5,334,580 Preferred Units held by non-affiliates of the registrant with an aggregate market value of such units of approximately $6,001,403 based upon a closing sales price of $1.125.

Documents incorporated by reference:    None

The exhibit index begins at page 48 of this Form 10-K.


                        TABLE OF CONTENTS


                                                            Page

                             PART I

Item 1.   Business                                                 4
Item 2.   Properties                                              10
Item 3.   Legal Proceedings                                       10
Item 4.   Submission of Matters to a Vote of Security Holders     10

                             PART II

Item 5.   Market  for  Registrant's Common  Stock  and  Related
          Stockholder Matters                                     11
Item 6.   Selected Financial Data                                 12
Item 7.   Management's  Discussion and  Analysis  of  Financial
          Condition and Results of Operations                     14
Item 8.   Financial Statements and Supplementary Data             36
Item 9.   Changes  in  and Disagreements  with  Accountants  on
          Accounting and Financial Disclosure                     36

                            PART III

Item 10.  Directors, Executive Officers, Promoters and  Control
          Persons of the Registrant                               37
Item 11.  Executive Compensation                                  41
Item 12.  Security Ownership of Certain Beneficial  Owners  and
          Management                                              43
Item 13.  Certain Relationships and Related Transactions          44

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K                                                48

Signatures                                                        93
Exhibit Index                                                     48


                             PART I


Item 1.   Business

General

Organization
Harbourton Financial Services L.P. ("HBT" or the "Partnership") was created pursuant to a Certificate of Limited Partnership filed with the Secretary of the State of Delaware on August 12, 1987 and a limited partnership agreement (the "HBT Agreement") dated as of August 12, 1987. Harbourton Mortgage Corporation (the "General Partner") was incorporated in the State of Delaware on August 12, 1987 (as amended and restated). The General Partner manages the business and affairs of HBT and has exclusive authority to act on behalf of HBT. HBT's termination date is December 31, 2050 unless dissolved sooner or terminated pursuant to the HBT Agreement.

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

As of December 31, 1996, HBT consists primarily of HBT and its wholly-owned subsidiaries Harbourton Mortgage Co., L.P. ("HMCLP") and Harbourton Funding Corporation ("HFC") and its 50% interest in HTP Financial, L.P. ("HTP") (collectively referred to as the "Partnership"). HBT, through its subsidiary HMCLP, is a full-service mortgage banking operation that originates and services mortgage loans.

Intent to Sell Remaining Partnership Assets

On January 31, 1997 pursuant to Section 8.10 of the HBT Agreement
(as amended and restated) the Board of Directors of the General Partner had determined that there is a substantial risk that an Adverse Tax Consequence (as defined below) will occur within one year and that it is in the best interests of the Partnership and the holders of beneficial interests in the Partnership (collectively, "Unitholders") to sell or otherwise dispose of all of the assets of the Partnership and to liquidate the Partnership as soon as reasonably practicable. Pursuant to Section 8.10 of the HBT Agreement, in the event that the General Partner reasonably believes that within one year there is a substantial risk of the Partnership being treated for federal income tax purposes as a corporation (an "Adverse Tax Consequence") as a result of, among
other  things,  a  reclassification  of  the  Partnership  as   a
corporation under the Revenue Act of 1987 (the " 1987  Act")  for its  first  taxable year beginning after December 31,  1997,  the
General   Partner  may  take  certain  actions,   including   the
liquidation of the Partnership, upon not less than 30 days prior written notice to the Partners and the Unitholders unless, prior to the taking of such action, the Unitholders shall have voted against such action by a vote of at least two-thirds of all Limited Partnership Interests in the Partnership.
Platte Valley Servicing Co., L.P. ("PVSC"), Harbourton Holdings, L.P. ("Harbourton") and Harbourton General Corporation ("HGC") are the owners of approximately 85% of the issued and outstanding Preferred Units, and thus, there is no expectation that such vote will be taken.

See Management's Discussion and Analysis for a further discussion of management's intent to sell the remaining Partnership assets.

Business Activities

The Partnership's primary business has been focused on mortgage banking which consists of (i) mortgage loan servicing activities, including the acquisition and sale of mortgage servicing rights,
(ii) the origination and purchase of mortgage loans, including the securitization and sale of the mortgage loans with the related servicing rights retained or released, and (iii) investments in other mortgage-related securities.

Mortgage Servicing Activities
The Partnership services and subservices a mortgage loan portfolio totaling approximately $3.7 billion at December 31,
1996. A mortgage loan servicing portfolio represents the contractual right to administer a pool of mortgage loans for the owner of the loans. In return for such services, the servicer receives a monthly servicing fee and the right to receive other forms of compensation.

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

As compensation for servicing the mortgage loans, the servicer generally receives a fee based on the outstanding mortgage balances. The fee is typically paid through retention by the servicer of a portion of the interest payments on the mortgage loans. The servicer may maintain, on behalf of the mortgagor, property tax and insurance payments in a custodial account, and the servicer may derive benefits from the account balances. The servicer may also benefit from the mortgage principal and interest balances because the servicer may in certain circumstances hold collected payments before having to remit such payments to the mortgage owner or other recipient. Additional compensation (ancillary income) takes the form of late fees and other miscellaneous fees. The principal operational costs related to mortgage servicing are charges associated with personnel, occupancy costs, electronic data processing, and foreclosures.

In addition to the need to efficiently manage operational costs, the amount of revenue and profit that may be received from investments in servicing portfolios is materially affected by the rates at which the balances of underlying mortgage loans are paid and the default risk associated with various servicing agreements. Rapid prepayments by borrowers reduce aggregate mortgage loan balances and consequently, reduce the dollar amount of servicing fees. Prepayment rates vary based upon market interest rate fluctuations and a wide variety of other factors. Prepayments on a pool of mortgage loans are influenced by a variety of economic, geographic, social and other factors, including changes in mortgagors' housing needs, job transfers, unemployment, and mortgagors' net equity in the mortgaged properties. The timing and level of prepayments cannot be predicted with any degree of certainty. Generally, prepayments on mortgage loans will increase during a period of falling mortgage interest rates and decrease during a period of rising mortgage interest rates. Accordingly, servicing income earned by the Partnership is negatively impacted during a period of declining mortgage interest rates and favorably impacted during a period of rising interest rates.

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

Ownership of servicing portfolios also involves considerations associated with the default risk that vary depending upon, among other things, the quality and character of the underlying mortgage loans and the terms of the various servicing contracts. For mortgage loans serviced on behalf of Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), or Federal Home Loan Mortgage Association ("Freddie Mac") programs, payments of principal and interest on the mortgage loans are generally guaranteed or insured, except that the amount payable under the agency insurance or guarantee is typically subject to certain reductions for amounts that the servicer is obligated to pay in respect of foreclosure costs (such as interest, attorneys fees, and other expenses), and further, in the case of the Veterans Administration ("VA") guaranteed mortgage loans, the VA has the authority to limit its obligations to the reimbursement of the lesser of a percentage of the defaulted loan's outstanding principal or a specified guaranteed amount and the servicer then takes the market risk of disposing of the property to recover the unreimbursed principal plus unpaid interest and foreclosure costs.

Mortgage Loan Production
During 1996, the Partnership originated approximately $3.2 billion of mortgage loans. The Partnership primarily originates and purchases mortgage loans insured by the Federal Housing Administration ("FHA"), mortgage loans partially guaranteed by the VA, conventional mortgage loans, nonconforming jumbo loans, home equity loans and nonconforming credit loans (e.g., B paper loans). The Partnership's guidelines for underwriting FHA-insured loans and VA-guaranteed loans comply with the criteria established by such agencies. The Partnership's guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by FNMA and/or Freddie Mac. The Partnership's guidelines for underwriting conventional non-conforming and non-conforming credit loans are based on the underwriting standards employed by private mortgage insurers and private investors for such loans.

The Partnership  has  originated  and  purchased  mortgage  loans throughout the  United States  on  both  a  wholesale and  retail
basis.   During  1996,  the Partnership's  production  operations
consisted  of  approximately 35 branches.


During 1996, the production volume was comprised of approximately 87% wholesale originations. On a wholesale basis, the Partnership originates loans through and purchases loans from mortgage loan brokers and correspondents. Loans produced on a wholesale basis comply with the Partnership's and investor's underwriting criteria. In addition, quality control personnel review loans for compliance with these criteria. Mortgage loan brokers and correspondents qualify to participate only after a review by the Partnership's management of their reputation, mortgage lending expertise, and financial wherewithal. Approximately 2,500 mortgage brokers and correspondents qualify to participate in the Partnership's wholesale business. The remaining 13% of the originations are originated on a retail basis, which consists of originating loans directly with the mortgagor. Loans produced on a retail basis comply with the Partnership's and investor's underwriting criteria. In addition, quality control personnel review loans for compliance with these criteria.

The sale of originated mortgage loans to third parties may generate a gain or loss to the Partnership. Gains or losses result primarily from three factors. First, mortgage loans may be originated at a price (i.e., interest rate and discount) which is higher or lower than the Partnership would receive if it immediately sold the mortgage loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the wholesale loan origination market. Second, gains or losses may result from changes in interest rates which result in changes in the market value of the mortgage loans, or commitments to purchase mortgage loans, from the time the price commitment is given to the borrower or correspondent until the time that the mortgage loan is sold by the Partnership. Third, the value of the originated servicing associated with the mortgage loans may be recognized in accordance with Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights-An Amendment of SFAS No. 65 ("SFAS No. 122") or realized by selling the originated product on a servicing released basis.

In order to offset the risk that a change in interest rates will result in a decrease in the value of the Partnership's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Locked Pipeline"), the Partnership enters into hedging transactions. The Partnership's hedging policies generally require that substantially all of its inventory of conforming and government loans and the maximum portion of its Locked Pipeline that it believes may close be hedged with forward contractsor options. The inventory is then used to form the MBS that will fill the forward delivery contracts and options. The Partnership is exposed to interest-rate risk to the extent the portion of loans from the Locked Pipeline that actually closes at the committed price is less than the portion expected to close in the event of a decline in rates and such shortfall in closings is not covered by forward contacts and options. The Partnership determines the portion of its Locked Pipeline that it will hedge based on numerous factors, including the composition of the Partnership's Locked Pipeline, the portion of such Locked Pipeline likely to close, the timing of such closings, and changes in the expected number of closings affected by changes in interest rates.

Mortgage-Related Securities
The Partnership also has investments in other mortgage-related securities and trusts. "Mortgage-related securities" are securities that, directly or indirectly, represent participation in, or are secured by and payable from, mortgage loans secured by single family and multifamily residential real property and commercial property. The cash flow generated by the mortgage assets underlying an issue of mortgage-related securities is applied first to make the required payments on such mortgage-related securities and second to pay the related administrative expenses. The residual cash flow in a mortgage-related securities transaction generally represents the excess cash flow remaining after making such payments (the "residual cash flows" or collateralized mortgage obligation ["CMO"] residual interest").

Additionally, the Partnership owns investment securities consisting of a 100% interest in an interest-only strip derivative of a pool of FNMA mortgage-backed securities. The Partnership receives monthly payments of interest on this investment.

Further, the Partnership owns investments in securitized mortgage acceptance trusts ("SMATs") which are investments that indirectly entitle the Partnership to the residual cash flows generated by mortgage-related assets underlying an issuance of a mortgage-related securities transaction. In a mortgage-related securities transaction, the residual cash flows generated represent the excess cash flows after all required payments including administrative expenses have been disbursed pursuant to the terms of the mortgage related securities transaction. As owner of these residual cash flows the Partnership retains the option to call or redeem the underlying collateral once the balance falls below a minimum required amount.

The SMATs investment provide a partial hedge against the Partnership's mortgage servicing portfolio since the value of the hedge increases during periods of declining interest rates. Conversely, the value of the Partnership's mortgage servicing portfolio decreases during periods of declining interest rates.

Competition
The mortgage banking activities in which the Partnership is engaged are highly competitive. The Partnership competes with financial institutions, such as banks, savings and loan associations, other mortgage bankers, insurance companies, and securities firms, in acquiring, holding and selling mortgage loans and the related mortgage servicing rights, purchasing and selling bulk mortgage servicing rights and servicing mortgage loans. Many of the Partnership's mortgage banking competitors are significantly larger, have a larger market share, and have financial resources substantially greater than those of the Partnership.

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

HBT has treated itself as a publicly traded partnership for federal income tax purposes since its inception. HBT, as an entity, currently is not subject to federal income tax because it is an "existing partnership." Instead, each Unitholder takes into account his distributive share of all items of Partnership income, gain, loss, deduction, and credit for the taxable year of HBT ending within or with the taxable year of the Unitholder in computing his federal income tax liability for the taxable year, regardless of whether the Unitholder has received any cash distributions from HBT. Pursuant to the HBT Agreement, HBT may not enter into a "substantial new line of business" as such term is defined in the applicable provision of the Code. See further discussion of Federal Income Tax Consequences of Liquidation in Management's Discussion and Analysis of Financial Condition and Results of Operations Recent Developments.

Employees
At February 28, 1997 the Partnership employed 650 persons, 485 of whom were engaged in production activities, 112 were engaged in loan administration activities, and 53 were engaged in other activities.

Item 2.   Properties

The primary executive and administrative offices of the Partnership and its subsidiaries are located in leased space at 2530 South Parker Road, Aurora, Colorado, and consists of approximately 33,000 square feet. The lease term extends through May 31, 2001. The Partnership also owns an office facility of approximately 37,000 square feet located in Scottsbluff, Nebraska, which is used to house the Partnership's loan servicing operations. In addition, at February 28, 1997, the Partnership leased office space throughout the United States for each of its 35 production branch offices varying in size and lease terms.

Item 3.   Legal Proceedings

On March 18, 1997, HMCLP and certain other affiliates were sued in Federal Court in the Eastern District of Virginia by a mortgage loan borrower alleging, on behalf of the borrower and on behalf of alleged class of similarly situated borrowers from HMCLP since March 17, 1996, that certain payments made by HMCLP to a broker in connection with the plantiff's loan, and loans to members of the purported class, violated Section 8 of RESPA. Management has not had an opportunity to review thoroughly the complaint or to formulate a response but management expects to defend the suit vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders

None.
                             PART II


Item 5.   Market   for  Registrant's  Common  Stock  and  Related
          Stockholder Matters

The  Partnership's Preferred Units are listed  on  the  New  York
Stock Exchange ("NYSE") under the symbol "HBT".

The table below sets forth the high and low prices for the Partnership's Preferred Units for the quarters indicated, as reported by the NYSE.

    Quarter Ended           High                Low

     March 31, 1995        1.875               1.000
     June 30, 1995         2.250               1.500
     September 30, 1995    2.125               1.500
     December 31, 1995     1.875               1.375

     March 31, 1996        2.375               1.375
     June 30, 1996         2.375               1.625
     September 30, 1996    1.875               1.375
     December 31, 1996     1.875               1.500

No cash distributions were declared or distributed by the Partnership during the years ended December 31, 1996 and 1995 due to the fact that the Partnership incurred tax losses for each of these years. At December 31, 1996, the number of outstanding units totaled approximately 41.2 million. Approximately 35.9 million units are held by Harbourton and its affiliates and certain TMC parties. The Partnership's remaining 5.3 million were held by 2,039 Unitholders of record at December 31, 1996.


Item  6.   Selected Financial Data (in thousands data)

Earnings Data
                            For the years ended December 31,
                      1996      1995     1994      1993      1992
                                (a)       (a)       (a)       (a)

Total Revenues      $84,480   $53,414   $36,551   $41,797   $14,549

Net Income            5,461    11,624     4,834    11,525     2,787

Net Income Per Unit:   $.13      $.31      $.16      $.38      $.09

Weighted Average
Preferred Units      41,414    37,310    30,088    30,088    30,088
Outstanding

Distributions
Declared        per    $.00      $.00      $.05      $.57     $1.02
Preferred Unit (b)

  (a) The historical consolidated results of operations presented herein primarily represent the following: a) HMCLP and Western for the periods prior to June 30, 1994, b) HMCLP and Western plus a 50% equity interest in TMC for the period from July 1, 1994 through March 31, 1995, c) HMCLP, Western, HBT and TMC, from April 1, 1995 through December 31, 1995 and d) HMCLP, Western, HBT, TMC and a 50% equity interest in HTP from January 1, 1996 to December 31, 1996. See Management's Discussion and Analysis for further discussion of these transactions.

  (b) Distributions declared per Preferred Unit reflect the historical distributions made by HBT (formerly JHM Mortgage
   Securities L.P.) for the period through March 14, 1995 and the reorganized HBT subsequent to March 14, 1995, based on the weighted average Preferred Units during those periods. These distributions have no relation to the operations and weighted average Preferred Units presented above, which are presented on the basis of the reorganization, as further described in Management's Discussion and Analysis and the notes to the consolidated financial statements.


Balance Sheet Data
                                     As of  December 31,
                         1996      1995     1994      1993      1992
Selected Assets
Mortgage loans  held  $214,609  $232,073   $45,237 $157,858    $86,732
for sale, net
Investment  in loans
repurchased             40,127        --        --       --         --
from   GNMA  pools,
net
Advances receivable,     5,709    21,016     22,252   16,751    12,939
net
Mortgage   servicing    41,773    75,846     33,899   22,194    17,567
rights, net
Bulk  and flow sales    52,658        --         --       --        --
of        servicing
receivables
   Total Assets       $384,120  $356,095   $116,201  $217,749 $129,085

Selected Liabilities
Lines  of  credit  &
short-term            $212,388  $232,144    $54,065  $158,578  $93,659
  borrowings
Servicing facility      54,400    37,215     22,333     6,596    8,679
Notes   payable    -    38,412       581        600     9,095       --
affiliates
Partners' Capital      $58,932   $54,507    $25,769   $31,241  $18,632


Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

The following is management's discussion and analysis of the financial condition and results of operations of the Partnership.
The discussion and analysis should be read in conjunction with the financial statements included herein.

Recent Developments

Liquidation of Partnership and Subsequent Events
On January 31, 1997, pursuant to the HBT Agreement (as amended and restated) the Board of Directors of the General Partner had determined that there is a substantial risk that an Adverse Tax Consequence (as defined below) will occur within one year and that it is in the best interests of the Partnership and the holders of beneficial interests in the Partnership (collectively, "Unitholders") to sell or otherwise dispose of all of the assets of the Partnership and to liquidate the Partnership as soon as reasonably practicable. Pursuant to Section 8.10 of the HBT Agreement, in the event that the General Partner reasonably believes that within one year there is a substantial risk of the Partnership being treated for federal income tax purposes as a corporation (an "Adverse Tax Consequence") as a result of, among other things, a reclassification of the Partnership as a corporation under the Revenue Act of 1987 (the " 1987 Act") for its first taxable year beginning after December 31, 1997, the General Partner may take certain actions, including the liquidation of the Partnership, upon not less than 30 days prior written notice to the Partners and the Unitholders unless, prior to the taking of such action, the Unitholders shall have voted against such action by a vote of at least two-thirds of all Limited Partnership Interests in the Partnership. PVSC, Harbourton and HGC are the owners of approximately 85% of the issued and outstanding Preferred Units, and thus, there is no expectation that a vote will be taken.

Under existing tax law, the Partnership is treated as a partnership and is not separately taxed on its earnings. Rather, income (or loss) of the Partnership is allocated to the Unitholders pursuant to the terms of the HBT Agreement and is included by them in determining their individual taxable incomes, subject to certain special rules applicable to publicly traded partnerships. By contrast, a corporation is subject to tax on its net income and any dividends or liquidating distributions paid to stockholders are then subject to a second tax at the stockholder level. Accordingly, under current tax law, the Partnership enjoys a tax advantage over a similarly situated entity which is taxed as a corporation.

The 1987 Act generally requires publicly traded partnerships to be taxed as corporations. However, under the 1987 Act existing partnerships, such as the Partnership, were allowed to continue to be treated as partnerships for federal income tax purposes for all taxable years commencing on or prior to December 31, 1997. Thereafter, the Partnership will be treated as a corporation for federal income tax purposes unless contrary legislation is enacted prior to December 31, 1997.

From time to time, legislation has been introduced in Congress that would have the effect of extending the December 31, 1997 grandfather date or eliminating altogether the relevant provisions of the 1987 Act. However, to date no such legislation has passed both houses of Congress and, in the best judgment of the General Partner, it is doubtful that any such legislation will be enacted prior to December 31, 1997. Accordingly, the General Partner believes that there is a substantial risk that an Adverse Tax Consequence will occur for the Partnership's first taxable year beginning after December 31, 1997.

Pursuant to Section 8.10 of the HBT Agreement, the General Partner has the right to take one of several actions in the event that it believes there is a substantial risk that an Adverse Tax Consequence will occur within one year. For instance, the General Partner has the power to (a) modify, restructure or reorganize the Partnership as a corporation, a trust or other type of legal entity, (b) liquidate the Partnership, (c) halt or limit trading in the Units or cause the Units to be delisted from the NYSE, or (d) impose restrictions on the transfer of Units. In addition, the General Partner can continue the Partnership and allow it to be treated as a corporation for federal income tax purposes.

The General Partner believes that the consolidation taking place in the mortgage banking industry makes it difficult for the Partnership to compete effectively with market participants that are larger and more readily able to recognize substantial economies of scale in their operations than the Partnership. The General Partner believes that the loss of partnership tax treatment will eliminate an offsetting competitive advantage which the Partnership has. These factors weigh in favor of liquidating the Partnership rather than attempting to continue the Partnership's business in its present or some other form.

Although no assurances can be given, the General Partner believes that  substantially  all  of  the  Partnership's  assets  can  be
disposed  of  in  an orderly fashion by the  end  of  1997.   The
Partnership has  developed the following liquidation plan:

Liquidation of Assets

The disposition of the Partnership's significant assets can be summarized into the following categories: i) wholesale production operations, ii) retail production operations, iii) remaining servicing assets, iv) servicing operation, and v) other assets. Subsequent to December 31, 1996, the Partnership began the process of liquidating its assets as follows:

Wholesale Production Operations
On February 28, 1997, the Partnership's subsidiary, HMCLP, executed a Purchase and Sale Agreement to sell its wholesale loan production branch operations to CrossLand Mortgage Corp. ("CrossLand"), a subsidiary of First Security Corporation, for approximately $4 million in cash. In addition, HMCLP will receive an earnout payment based on the aggregate principal amount of loans generated, between $1.5 billion and $4.0 billion, from the transferred facilities during the thirteen months following the anticipated closing date of March 31, 1997. If the aggregate principal amount of loans generated is less than $1.5 billion, the Partnership will not receive an earnout payment. If CrossLand maintains the same volume of wholesale loan originations as HMCLP experienced in 1996 (approximately $2.8 billion), this earnout payment would total approximately $3.3 million resulting in total proceeds received from CrossLand of approximately $7.3 million. If the Partnership receives total proceeds from CrossLand of approximately $7.3 million, this would approximate the Partnership's cost basis assigned to the fixed assets associated with its wholesale production operation, excess cost of identifiable tangible and intangible assets acquired, and deferred acquisition, transaction and borrowing costs. The purchase will not include the wholesale mortgage loan pipeline being processed by HMCLP at the time of the sale. Pursuant to the Purchase and Sale Agreement, these excluded loans will be processed and closed for HMCLP's account by CrossLand pursuant to an administrative services agreement between the parties.

Retail Production Operations
On March 18, 1997, HMCLP executed a Purchase and Sale Agreement under which it sold a majority of its retail loan production branch operations to an unaffiliated third party for an amount approximately equal to the net book value of the fixed assets owned by the retail branches. The purchase did not include the retail mortgage loan pipeline being processed by HMCLP at the time of the sale. Pursuant to the Purchase and Sale Agreement, these excluded loans will be processed and closed for HMCLP's account by the unaffiliated third party pursuant to an administrative services agreement between the parties. The Partnership is continuing to explore the disposition and sale of its remaining retail branches.

Remaining Servicing Assets
As of December 31, 1996, the Partnership's servicing portfolio totaled approximately $3.4 billion. On March 20, 1997, the Partnership executed a letter of intent, with an unrelated third party, for the sale of the Partnership's servicing rights related to non-recourse FNMA and Freddie Mac loans and GNMA loans with unpaid principal balances totaling approximately $1.5 billion. The transfer of the servicing responsibilities is expected to occur in June 1997. Net proceeds from the sale are expected to be approximately $26.4 million and will be used to reduce the Partnership's servicing facility. See Note 10 to the accompanying consolidated financial statements.

The Partnership, with the assistance of Bayview Trading Group, Inc., is continuing to market the remaining servicing portfolio of approximately $1.9 billion. Based on preliminary discussions with potential buyers for such servicing, the Partnership estimates to receive net proceeds of approximately $20.2 million. The net proceeds received for the sale fo the remaining servicing portfolio could be impacted by changes in market conditions including, without limitation, changes in prevailing interest rates.

The net book basis associated with the servicing discussed above totaled approximately $39.7 million net of related foreclosure reserves of approximately $2.1 million at December 31, 1996.

Servicing Operation
The Partnership's National Servicing Center located in Scottsbluff, Nebraska is currently in the process of being marketed for sale with the assistance of Bayview Financial Trading Group, Inc. The Partnership's Servicing Center, including the operations, facilities, fixed assets and employees is being marketed for sale along with the Partnership's GNMA pool buyout and reinstatement unit, and its streamline refinance capability. The book basis of the remaining facilities and fixed assets was approximately $1.8 million at December 31, 1996.

Mortgage Loans Held for Investment
During the first quarter of 1997, the Partnership sold the majority of its mortgage loans held for investment portfolio totaling approximately $3.0 million to an unrelated third party for approximately $2.8 million. An unrealized loss of approximately $0.2 million was provided for in the accompanying December 31, 1996 consolidated financial statements. It is anticipated that any additional mortgage loans repurchased subsequent to 1996 and the remaining portfolio will be marketed and sold in a similar fashion.

CMO Bonds, Residual Interests, Investment Securities and SMATs During the first quarter of 1997, the Partnership sold its CMO bond and residual interest portfolio, except for certain non-economic residual interests, totaling approximately $1.2 million to unrelated third parties for approximately $3.1 million. An unrealized gain of approximately $1.9 million was provided for, in accordance with SFAS No. 115, in the accompanying December 31, 1996 consolidated financial statements. The Partnership is continuing to market for sale its remaining portfolio. The book basis of the remaining portfolio was approximately $0.5 million at December 31, 1996.

Investment in Loans Repurchased from GNMA Pools
The  Partnership  is currently in the process  of  negotiating  a sales transaction with an unrelated third party to acquire a substantial portion of its investment in loans repurchased from GNMA pools. Based on preliminary discussions with potential buyers for such assets, the Partnership expects to sell these assets for an amount that approximates its net book value at December 31, 1996.

Other
The Partnership is currently in the process of marketing its remaining assets (not discussed above) for sale. The book basis of the remaining fixed assets was approximately $2.0 million at December 31, 1996. The remaining fixed assets will more than likely be sold at liquidation value which could be significantly
less   than  the  book  basis  value.   In   addition,   the
Partnership will market and dispose of its remaining operating receivables and operating payables. The book basis of the operating receivables may differ from the amounts realized from such a sale and the book basis of the operating payables may differ from the actual settled amounts. Accordingly, the realizability of various items upon liquidation could differ materially from its carrying value as a going concern.

Wind Down of Operations

Upon completion of the disposition of the Partnership's assets, the Partnership will be required to wind down the operations of the disposed units including, without limitation, the production, servicing and related general administration functions including financial reporting and accounting. Upon completion of the wind down functions, the Partnership will be required to terminate employees not hired in connection with the acquisition of the business units. Towards this end, the Partnership has announced and provided notice of termination (in accordance with the Worker's Adjustment and Retraining Notification Act, WARN) to all employees located in its corporate headquarters located in Aurora, Colorado (approximately 140 employees). Additional announcements may be needed based on the outcome of the disposition of the related business units. Accordingly, the Partnership will provide for severance costs during 1997 which will include a component to induce certain employees to remain until the liquidation is complete in order to ensure the Partnership meets all its obligations to its investors and creditors.

Liquidating Distribution

Once the assets of the Partnership have been sold and the Partnership's creditors have been paid in full, or adequate provision for such payment has been made, the General Partner will cause the partnership to pay liquidating distributions to Unitholders upon the surrender of their Units. While the exact timing and nature of any liquidating distributions cannot be precisely determined at this time, the Partnership will not make any distributions prior to the fourth quarter of 1997. However, because of the nature of the Partnership's business, it is possible that Unitholders may receive a portion of their distributions in the form of an interest in another entity, such as a liquidating trust. Any such interests will not, in all likelihood, be transferable by a Unitholder.

During 1997 the Partnership will incur additional expense and liabilities associated with its liquidation, including, without limitation, expenses incurred in connection with the disposition of its business operations and its winding down. In order for distributions to be made to the Unitholders, the General Partner will have to make provision for the post-1997 liabilities of the Partnership, by means of a liquidating trust, an arrangement with another entity, or other procedure. The post-1997 liabilities represent obligations of the Partnership which will survive beyond December 31, 1997, such as indemnification or repurchase obligations with respect to mortgage loans or servicing rights sold or to be sold in prior periods or in 1997 or indemnification obligations with respect to business operations sold or to be
sold  in 1997.    The amount of such additional expenses
to be incurred by the Partnership in 1997 is unknown at this time and is dependent in part on factors beyond the Partnership's control, such as the timing and difficulty of the disposition of the Partnership's assets and the winding-down process. In addition, the net amount ultimately available for distribution from the liquidated Partnership depends on many unpredictable factors, such as the amounts realized on the sale of the remaining assets, carrying costs of the assets prior to sale, collection of receivables, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

Federal Income Tax Consequences of Liquidation
Any taxable gain or loss recognized by the Partnership on the sale of its assets in connection with the liquidation will be allocated among the Partners for income tax purposes in accordance with the HBT Agreement. Assuming that a Partner's interest in the Partnership is liquidated entirely for cash during 1997, then the Partner will realize gain or loss to the extent that the cash received is greater or less than the Partner's adjusted income tax basis in his or her partnership interest, and the Partner will be permitted to claim any losses from the Partnership which were previously suspended under the rules regarding losses from passive activities. Special rules would apply, however, if a Partner did not receive a full distribution in cash of his or her interest in the Partnership during the year. After the payment of all debts, liabilities and obligations, allocations of income and associated liquidating distributions will be allocated to the General Partners, Preferred and Subordinated Unitholders in accordance with the HBT Agreement. Management is currently unable to determine what if any liquidating distributions will be made to Subordinated Unitholders.


Significant Transactions Occurring During the Year Ended December
31,1996

Bulk and Flow Sales of Servicing
On October 4, 1996, the Partnership executed a Purchase and Sale Agreement with Source One Mortgage Services Corporation, an unrelated third party, for the sale of the Partnership's servicing rights related to high coupon GNMA loans with unpaid principal balances totaling approximately $2.8 billion. The Partnership took advantage of favorable market conditions in deciding to sell its GNMA portfolio. The transfer of the servicing responsibilities occurred on November 1, 1996.

   The sale of the servicing rights was recognized by the Partnership during the three months ended December 31, 1996. The
Partnership   recognized  a  net  gain  on  the  transaction   of
approximately $2.7 million.  The expected  proceeds  from  the sale were $50.4 million of which $40.2 million was outstanding at
December   31,   1996.  The receivable is included in the borrowing
base supporting the Partnership's servicing facility (see Note 10 to the accompanying financial statements. During the first quarter of 1997 approximately $21.4 million was received and used to reduce
the Partnership's  servicing facility.   The  remaining  net
proceeds are expected to be received pursuant to the terms of the Purchase and Sale Agreement of which substantial portion of the receivable will be received upon completion of various tasks associated with the GNMA pool recertification process.

During the year ended December 31, 1996, the Partnership entered into a bulk servicing sale agreement, with an unrelated third party, to sell the servicing rights related to a portion of its conventional servicing portfolio with unpaid principal balances totaling approximately $244.9 million. The Partnership recognized a gain on sale of approximately $0.2 million. In addition, the Partnership entered into a flow servicing contract, with the same party, to sell the servicing rights related to a certain portion of the conventional loans it originated. The Partnership sold the servicing rights to mortgage loans with unpaid principal balances totaling approximately $540.4 million resulting in a $6.0 million receivable under this flow servicing contract as of December 31, 1996, of which $5.2 million has been collected subsequent to year end.

Sale of Investment in Loans Repurchased from GNMA Pools
During the year ended December 31, 1996, the Partnership entered into a transaction to sell its investment in certain loans repurchased from GNMA pools to an unrelated third party. At December 31, 1996, the Partnership had receivables from such sales totaling approximately $5.7 million. The loans were sold with recourse on a servicing retained basis.

Debt Refinancing
On July 30, 1996, the Partnership refinanced its credit facilities which resulted in a $75 million revolving servicing facility which converts to a five-year term facility after one year; a $375 million revolving warehouse credit facility consisting of two tranches: (i) a $300 million revolving committed warehouse facility and (ii) a $75 million discretionary facility for early funding programs; and a revolving working capital facility of approximately $45 million to provide financing for servicing advances and repurchased loans held for sale. This refinancing allowed the Partnership to manage its liquidity for its servicing and production operations and to repay its borrowings to affiliates.

Event Subsequent to the Year Ended December 31, 1996

On March 18, 1997,HMCLP and certain other affiliates were sued in Federal Court in the Eastern District of Virginia by a mortgage loan borrower alleging, on behalf of the borrower and on behalf of an alleged class of similarly situated borrowers from HMCLP since March 17, 1996, that certain payments made by HMCLP to a mortgage broker in connection with the plaintiff's loan, and loans to members of the purported class, violated Section 8 of RESPA. Management has not had an opportunity to review thoroughly the complaint or to formulate a response but management expects to defend the suit vigorously.

Business Strategy During 1996

The Partnership's primary business currently has been focused on mortgage banking which consists of (i) mortgage loan servicing activities, including the acquisition and sale of mortgage servicing rights, (ii) the origination and purchase of mortgage loans, including the securitization and sale of the mortgage loans with the related servicing rights retained or released, and
(iii) investments in other mortgage-related securities.

The Partnership's concentration in mortgage banking consists primarily of mortgage servicing and originations. Accordingly, the Partnership is subject to the risks associated with these operations. These risks include, (i) the possible adverse effect of regulatory changes, since virtually all aspects of the
Partnership's business are subject to Federal and state regulation; (ii) the adverse effect on loan originations and servicing costs of downturns in real estate cycles or general economic conditions; (iii) the continued need to maintain financing availability to fund warehouse lines, finance bulk acquisitions of servicing rights and to fund advance requirements; (iv) the need for efficient and sound operations to achieve profitability and to avoid excessive foreclosure losses and underwriting problems; (v) the servicer's responsibility in connection with GNMA pools (which constitute most of the Partnership's servicing) for foreclosure expenses not reimbursed by FHA or VA (such as attorneys fees, unreimbursed interest and other expenses), provided further that VA has the authority to limit  its  obligation to the reimbursement of the  lesser  of  a percentage of the defaulted loan's outstanding principal or a specified maximum guaranteed amount (a so-called "VA no-bid") and the servicer then takes the market risk of disposing of the property to recover the unreimbursed principal plus unpaid interest and foreclosure costs; and (vi) market and interest rate risk associated with the origination and secondary marketing of mortgage loans, such as the adverse effects of changes in interest rates after the mortgage originator has issued commitments to the mortgage borrower or the secondary market purchaser. The Partnership, to a limited degree, has also been subject to the risks associated with its derivative securities investments, including, without limitation, other factors (such as foreclosure rates and pay-offs from home sale activity) which affect the rate of prepayment on the mortgage loans underlying the derivative security, actual operating expenses with respect to the underlying mortgage-backed security, potential tax liabilities and market conditions unique to such securities. During the first quarter of 1997, the Partnership sold its CMO bond and residual interest portfolio, except for certain non-economic residual interests, which were recorded at fair market value at December 31, 1996 in accordance with SFAS No. 115.


Mortgage Servicing Portfolio
At December 31, 1996, the Partnership's servicing and subservicing portfolio consisted of residential mortgage loans with underlying principal balances of approximately $3.4 billion and $0.3 billion, respectively. The value and income from mortgage servicing rights are affected by, among other things, changes in both short-term and long-term interest rates. Generally, mortgage servicing portfolios increase in value as interest rates increase (benefits from escrows being used in compensating balance arrangements increase when short-term rates rise and the expected income stream from servicing lengthens as prepayments slow when long-term rates increase). The benefit from increases in short-term rates generally is partially offset by the increased financing costs on borrowings incurred to fund the acquisition of mortgage servicing rights and other working capital requirements. Decreases in rates generally have the opposite effect of decreasing the value and income from mortgage servicing rights. The Partnership has attempted to mitigate this negative impact by adding loans to its existing servicing portfolio through (i) refinancing a portion of the prepaying loans, (ii) originating new loans and retaining the servicing, and (iii) purchasing servicing from third parties. In contrast, in periods of decreasing long-term rates, which stimulate new home financing and the refinancing of existing mortgage loans, the Partnership has looked to loan production operations to provide an increased contribution to earnings as mortgage originations rise.

Since its inception the Partnership has acquired several bulk servicing portfolios with unpaid principal balances totaling approximately $6.8 billion at the time of acquisition (in thousands):

Effective             Transfer of            Upaid Principal
Acquisition Date      Servicing Date         Balance Acquired

March 31, 1992        March 31, 1992         $   644,276
August 31, 1992       October 1, 1992            586,335
July 30, 1993         November 1, 1993           791,856
July 30, 1993         July 30, 1993              282,693
June 30, 1994         September 1,1994         1,045,439
June 30, 1994         July 1, 1994               636,096
June 30, 1994         July 1, 1994               304,375
March 14, 1995        March 14, 1995           1,063,303
June 30, 1995         June 30, 1995               23,615
August 31, 1995       November 1 and
                          December 1, 1995     1,435,450
November 30, 1995     November 30, 1995           22,130

     Total                                    $6,835,568

Mortgage Loan Originations
During  1996,  the  Partnership  originated  approximately   $3.2
billion mortgage loans which is summarized as follows (in thousands except number of loans):

                      Number of      Principal
Loan Type               Loans         Balance
Conventional           12,178       $1,289,842
Government ARMs         4,121          452,778
Government Fixed        9,085          963,126
Other                   4,147          512,825
Total                  29,531       $3,218,571

During 1996, the Partnership's mortgage loan production operations consisted of 35 branches throughout the United States. During 1996, the production volume was comprised of approximately 87% wholesale originations. On a wholesale basis, the Partnership originated loans through and purchased loans from mortgage loan brokers and correspondents. The remaining 13% of the originations were originated on a retail basis, which consisted of originating loans directly with the mortgagor.

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

The Partnership's production has been continuously subjected to economic evaluation to determine the best execution for its disposition (i.e., servicing released versus servicing retained). During 1996, the Partnership retained approximately 34% of its originated servicing.

Typically, the purchaser of mortgage loans for resale, such as the Partnership, endeavors to minimize its interest rate risk on commitments made to customers by entering into forward sale commitments on mortgage-backed securities and mortgage loans. Net commitment positions are constantly adjusted by entering into new commitments to sell or by buying back commitments to sell. The Partnership's hedging policies require the amount of forward commitments and options outstanding to be sufficient to protect its interest rate exposure on mortgage loans held in inventory plus a portion of the
mortgage loans that the Partnership has committed to make to customers and for which the rate has been locked. The aggregate amount of commitments is reduced for hedging purposes by an estimate of mortgage loans in the pipeline for which rates have been locked which are not expected to close based on historical experience and current market conditions. The Partnership's projection of the portion of loans that it expects to close is based on numerous factors including the composition of the Partnership's locked pipeline, the portion of such locked pipeline likely to close, the timing of such closings, and changes in the expected number of closings affected by changes in interest rates. The forward sale commitments are utilized in an effort to mitigate the Partnership's risk resulting from potential changes in market interest rates between the time that it commits to make or purchase a mortgage loan at an agreed price and the time that the mortgage loan is closed and sold. The use of forward commitments as a strategy to minimize interest rate risk requires the Partnership to make certain assumptions and projections about future interest rate and general economic trends.

As part of the production operations, the Partnership is subject to certain repurchase and indemnification obligations under its agreements with the investors to which it sells mortgage loans. These agreements generally provide that the Partnership will repurchase from the investor mortgage loans in which an origination (i.e., underwriting) defect is discovered. The investor, however, may require the Partnership to indemnify them against losses that result from a an origination defect rather than repurchase the loan. The Partnership's historical liability to repurchase mortgage loans from investors and indemnify investors for mortgage loan losses has not been
significant.   However,  at  December   31,   1996,   the
Partnership has recorded a reserve for future repurchases and indemnities totaling approximately $1.8 million. The increase in this liability is required as a result of (i) the increase in
origination   volume    and  (ii)  the  acceleration   of
assertions of claims in the beginning of 1997 after the Partnership's February announcement of its plan to liquidate during 1997. The reserve was based on management's evaluation of information currently available.

Mortgage-Related Securities
The Partnership has investments in other mortgage-related securities and trusts. "Mortgage-related securities" are securities that, directly or indirectly, represent participation in, or are secured by and payable from, mortgage loans secured by single family and multifamily residential real property and commercial property. The cash flow generated by the mortgage assets underlying an issue of mortgage-related securities is applied first to make the required payments on such mortgage-related securities and second to pay the related administrative expenses. The residual cash flow in a mortgage-related securities transaction generally represents the excess cash flow remaining after making such payments (the "residual cash flows" or "CMO residual interest").

Additionally, the Partnership owns investment securities consisting of a 100% interest in an interest-only strip derivative of a pool of FNMA mortgage-backed securities. The Partnership receives monthly payments of interest on this investment.

Further, the Partnership owns investments in Securitized Mortgage Acceptance Trusts ("SMATs") which are investments that directly or indirectly entitle the Partnership to the residual cash flows generated by mortgage related assets underlying an issuance of a mortgage related securities transaction. In a mortgage related securities transaction, the residual cash flows generated represent the excess cash flows after all required payments including administrative expenses have been disbursed pursuant to the terms of the mortgage related securities transaction. As owner of these residual cash flows, the Partnership retains the option to call or redeem the underlying collateral once the balance falls below a minimum required amount. These investments are classified as trading securities since the Partnership is actively seeking to sell these investments. Fair market value of these investments generally represents the estimated amount for which such investments could be exchanged in a transaction between willing parties. Fair value is based on estimated future cash flows utilizing estimates of the value of the underlying collateral, future prepayment rates, timing of the anticipated call date, and other factors impacting the value of the underlying collateral. Projected cash flows are discounted using estimates of discount rates established in market transactions for instruments with similar underlying characteristics and risks. The Partnership's SMAT investment had no value at December 31, 1996.

Liquidity and Capital Resources

The Partnership's available liquidity and uses can generally be categorized into Mortgage Servicing and Mortgage Loan Production.

Servicing
A source of liquidity and cash flow available to the Partnership is its owned portfolio of servicing rights on mortgage loans, net of its servicing facility, with underlying principal balances aggregating approximately $3.4 billion at December 31, 1996. Currently, there is a liquid and active market for the sale and acquisition of servicing rights.
The Partnership's liquidity is affected by the level of loan delinquencies and prepayments due to the servicer's advance requirements on the loans it services. The Partnership is also required as a servicer to fund advances for mortgage and hazard insurance and tax payments on the scheduled due date in the event that sufficient escrow funds are not available. The Partnership's sources of liquidity to meet these advance requirements are internally generated operating cash flows, its existing lines of credit, and defaulted loan repurchase and sale transactions with affiliated parties.

The Partnership has a maximum availability of $75 million to finance or refinance the origination or acquisition of mortgage servicing rights up to 65% of the market value of the servicing portfolio as determined by an independent third party appraiser. The servicing facility is subject to quarterly mandatory prepayments in an amount equal to the amount by which the aggregate monthly amortization payment then due exceeds 65% of the appraised value of the qualified servicing portfolio as determined by an independent third party appraisal. No such mandatory prepayments occurred during 1996. The line availability must be utilized by July 28, 1997.

The Partnership repurchased defaulted loans and resold them to affiliated parties, under a repurchase/buyout and sale program with such affiliates, and repurchased additional defaulted loans prior to foreclosure sale and sold the loans on a servicing retained basis to such affiliated parties. The servicing contract does not require the Partnership to advance payments to the investor (the security holder) if the payments are not received from the mortgagor or from the guarantor or insurer, therefore, significantly reducing remittance day advance requirements.

During 1996, the Partnership began repurchasing defaulted loans for its own account. At December 31, 1996, the Partnership had a net investment outstanding totaling approximately
$40.1  million  of    mortgage  loans  (with  average
interest rates in excess of 9.5%) which it has financed through an affiliated party. This transaction is reflected in investment in loans repurchased from GNMA pools and notes payable-affiliates in the accompanying consolidated financial statements. At December 31, 1996, the Partnership had borrowed approximately $36.6 million from an affiliate to fund its investment in loans repurchased from GNMA pools. These borrowings generally bear interest at LIBOR plus 2.25%.


Production
One of the Partnership's other primary liquidity requirements is the financing of its mortgage loan originations and purchases, until funded by secondary market investors, and the cost of its loan originations. The Partnership finances its short-term loan funding requirements principally through warehouse lines of credit. At December 31, 1996, the maximum amount of borrowing available under the existing warehouse facility was $300 million.

In addition, the decision to sell mortgage loans servicing retained versus servicing released influences the Partnership's liquidity. When mortgage loans are sold on a servicing released basis, the investor pays the Partnership for the value of the servicing related to the mortgage loan, thereby increasing the Partnership's cash flow. Alternatively, when mortgage loans are sold on a servicing retained basis, the investor does not pay the Partnership for the value of the servicing related to the mortgage loan, thereby decreasing the Partnership's initial cash flow. On servicing retained loan sales, the Partnership receives cash flow as servicing fee income over the life of the loan. The following table summarizes the amount of loans sold retained and released during the years ended December 31, 1996 and 1995 (in thousands):

                                1996          1995
Released                    $2,132,129     $650,991
Retained                     1,099,970      684,715
                            $3,232,099   $1,335,706

Partners' Capital
During the second quarter of 1996, the Partnership purchased from an unaffiliated third party approximately 0.7 million publicly traded Preferred Units for approximately $1.1 million. These units were redeemed thus reducing the publicly traded units and total outstanding units to approximately 5.3 million units and
41.2 million units, respectively. Accordingly, partners' capital decreased by approximately $1.1 million during the three months ended June 30, 1996 due to the transaction.

Other
The Partnership has investments in SMATs which are investments that indirectly entitle the Partnership to the residual cash flows generated by mortgage-related assets underlying an issuance of a mortgage-related security transaction. During the first quarter of 1996, the Partnership realized a $2.4 million gain (recognized in income in 1995) through the sale of a portion of its SMATs portfolio. The unsold SMAT had a carrying value and fair value of $0 at December 31, 1996.

Additionally, during the year ended December 31, 1996, the Partnership sold a residual interest and recorded and realized a gain of approximately $2.5 million.

Further, the Partnership has a subordinated line of credit available from Harbourton which generally bears interest at rates ranging from prime to prime plus 2% or LIBOR plus 1%. Borrowings at December 31, 1996 totaled approximately $1.2 million.


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

Results of Operations

The results of operations during the year ended December 31, 1996, consist primarily of HBT and its wholly-owned subsidiaries HMCLP and HFC and its 50% interest in HTP Financial, L.P. (collectively referred to as the "Partnership"). Prior to January 1, 1996, the results of operations presented in the consolidated financial statements herein, reflect a series of transactions completed during the year ended December 31, 1995;
a) the Exchange Transaction, b) the TMC Transaction and c) the Western Transaction. The following is a brief discussion relating to the accounting and reporting implementation of these transactions:

Exchange and TMC Transactions
On March 14, 1995, the existing Unitholders of HBT approved the issuance of 21.5 million Preferred Units of HBT (a 75.7% controlling interest in HBT) in exchange for 100% ownership interest in HMCLP and HFC (the "Exchange Transaction"). Because of the change in control of HBT, this transaction was accounted for as the reverse acquisition of HBT by HMCLP and HFC. Concurrent with the Exchange Transaction, HBT acquired a 50% interest in TMC in exchange for 0.8 million Preferred Units of HBT (a 2.9% interest) (the "TMC Transaction"). This interest, combined with the 50% interest previously contributed to HMCLP by Harbourton in June of 1994, resulted in HBT's 100% ownership of TMC.

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

Western Transaction
On July 31, 1995, HBT acquired Western in exchange for 8.6 million Series B Preferred Units (the "Western Transaction") which were converted to Preferred Units during the quarter ended December 31, 1995. This was a transaction between entities under common control, therefore, the transaction was accounted for using the pooling-of-interests method of accounting. Under the pooling method of accounting, the results of operations of Western are included in the accompanying consolidated financial statements of the Partnership as if the transaction occurred at the inception date of each respective entity.

In summary prior to January 1, 1996, the consolidated results of operations presented herein primarily represent the following: i) HMCLP and Western for the periods prior to June 30, 1994, b) HMCLP and Western plus a 50% equity interest in TMC for the period from July 1, 1994 through March 31, 1995, and
c)  HMCLP,  Western,  HBT and TMC, from  April  1,  1995  through
December  31,  1995.

Revenues and Expenses 1996 Compared to 1995

Net income (before equity in earnings of affiliates and gain on bulk sale of servicing) for the year ended December 31, 1996 totaled approximately $2.2 million or $.05 per unit compared to net income of approximately $2.7 million or $.07 per unit earned during the year ended December 31, 1995, a decrease of approximately $0.5 million or $.02 per unit. The following table summarizes the Partnership's operating results for the year ended December 31, 1996 and 1995 (in thousands):


                                       1996            1995

Net income from servicing operations  $11,644        $10,735
Net  income  (loss)  from  production     530           (555)
operations
Other investment and interest income    5,401          4,749
General and administrative expenses    (7,147)        (6,200)
Other expenses                         (8,214)        (5,999)
  Net   income  before  equity   in
  earnings of affiliates and gain on
 sale of bulk servicing                 2,214          2,730
Gain on bulk sales of servicing         2,942          9,148
Equity   in   earnings  (losses)   of     305           (254)
affiliates
  Net income                           $5,461        $11,624


Net Income from Servicing Operations
The   increase  in  net  income  from  servicing  operations   of
approximately $0.9 million is due primarily to an increase  in
investment  income,  net  of  interest  expense    of
approximately $4.1 million offset by an increase in servicing costs of approximately $2.0 million and an increase in provision for foreclosure losses of approximately $1.0 million.

Investment  income, net of interest expense,  consists
primarily of the gain on sale of reinstated loans, the interest earned on the Partnership's investment in loans repurchased from GNMA pools (offset by the interest expense
on  borrowings  to fund this investment, and the benefit  derived
from   the  servicing  portfolio's  custodial  account  balances.
During   the  year  ended  December  31,  1996,  the  Partnership
recognized gains on the sale of reinstated loans totaling approximately $2.8 million. This program of repurchasing loans from GNMA pools and selling them to
affiliates began in 1994. Late in 1995, the Partnership began buying reinstated loans back from affiliates and selling the loans to institutional investors. The interest earned on loans repurchased from GNMA pools (see Note 7 to the consolidated financial statements for a further discussion for the year ended December 31, 1996 totaled approximately
$2.1   million  and  was  offset  by  the  interest  expense   of
approximately $1.7 million on borrowings to fund this investment. HBT began repurchasing loans from GNMA pools and holding the loans as an investment during the year ended December 31, 1996. The remaining increase in investment income, net of interest expense , was due primarily to the increase of approximately $0.6 million in the benefit derived from the servicing portfolio's custodial account balances which averaged $112.7 million for the year ended December 31, 1996 compared to $71.9 million for the year ended December 31, 1995.

The increase in servicing costs from 1995 to 1996 of approximately $2.0 million is due in part to an increase in the average servicing portfolio balance from $5.0 billion to $6.0 billion for the years ended December 31, 1995 and 1996, respectively. In addition, the composition of the servicing portfolio was more weighted towards high coupon GNMA servicing during the year ended December 31, 1996 which resulted in higher servicing costs as compared to other servicing due to higher delinquencies and foreclosure costs which resulted in the addition of employees and a higher servicing cost per loan. During the fourth quarter, the Partnership sold the servicing rights to high coupon GNMA loans with unpaid principal balances totaling approximately $2.8 billion and thus, 1996 operations are not fully impacted.

The net increase in the provision for foreclosure losses of approximately $1.0 million from the year ended December 31, 1995 compared to the year ended December 31, 1996 resulted from the increase in the average servicing portfolio balance and the composition of the servicing portfolio becoming more weighted towards high coupon GNMA servicing as noted above. See Note 14 for a rollforward of the foreclosure, repurchase and indemnification reserves.

Net Income from Production Operations
The  increase  in  net  income  from  production  operations   of
approximately $1.1 million is due to an increase in total production revenues of approximately $25.7 million offset by an increase in loan production and secondary marketing costs of approximately $24.6 million. The increase in both production revenues and loan production and secondary marketing costs is due primarily to the increase in production volumes and sales volumes. The following table summarizes production volumes and sales volumes for the years ended December 31, 1996 and 1995 (principal balance in thousands):


                           1996                     1995
                     # of    Principal         # of   Principal
                      Lns    Balance            Lns   Balance

Sales Volume        29,635  $3,232,099        11,604 $1,335,706

Production Volume   29,531  $3,218,571        12,724 $1,464,663


Loan production revenues as a percent of principal increased during the year ended December 31, 1996 to approximately 128 basis points compared to the year ended December 31, 1995 of approximately 117 basis points, a net increase of approximately $3.6 million. This increase was due primarily to an increase in the Partnership's warehouse margin (i.e., loan production interest income net of related interest expense).
 The  increase   in  the  warehouse   margin   resulted
from an increase in the average number of days loans were held by the Partnership before being sold to an investor. This increase in the average number of days resulted from the Partnership selling more loans under its early funding programs with third parties prior to selling the loans to the final investors.

Loan production and secondary marketing costs are comprised of employee costs, occupancy costs, data processing costs, and general and administrative costs (e.g., postage and delivery charges, supplies, and provision for repurchase and indemnification reserves). The increase in loan production and secondary marketing costs from 1995 to 1996 of approximately $24.6 million is due primarily to the increase in production volumes. The average cost to produce a loan in 1996 approximated $1,381 per loan compared to the average cost to produce a loan in 1995 of approximately $1,269 per loan, a difference of approximately $112 per loan or $3.3 million. This increase is due primarily to the provision for repurchase and indemnification losses recorded during the year ended December 31, 1996 of approximately $2.1 million (approximately $71 per loan). As noted previously, as part of the production operations, the Partnership is subject to certain repurchase and indemnification provisions under its agreements with the investors to which it sells mortgage loans. The increase in this liability is due both to the increase in production volumes and to the Partnership's announcement of its plan to liquidate which accelerated the notification of potential repurchase and indemnification claims
made   by investors.

Other Investment and Interest Income
Other investment and interest income consists primarily of income from CMO bonds, residual interests, and SMATs. During the first quarter of 1997, the Partnership sold its CMO bond and residual interest portfolio totaling approximately $1.2 million to unrelated third parties for approximately $3.1 million. The gain of approximately $1.9 million was reflected as an unrealized gain in the December 31, 1996 consolidated financial statements. Additionally, during the year ended December 31, 1996, the Partnership sold a residual interest and realized and recorded a gain of approximately $2.5 million.

During 1995 the Partnership recognized an unrealized gain of $2.4 million associated with its investments in SMATs and realized that gain during the first quarter of 1996. Additionally, during the year ended December 31, 1995, the Partnership recognized unrealized gains in its CMO bond and residual interest portfolio of approximately $0.3 million.

General and Administrative Expenses
General and administrative expenses increased to approximately $7.1 million from $6.2 million for the year ended December 31, 1996 as compared to the same period of 1995. The increase in general and administrative expenses can be attributed to an
increase    in    professional   fees   associated    with    the
enhancement and customization made to the  accounting
systems  and  software  as  well  as  the  enhancement   to   the
Partnership's computer network system. In addition, this increase is attributable to an increase in legal fees during 1996 compared to 1995.

Other Expense Items
The increase in net other expense items is attributed to an increase in servicing facility interest of approximately $0.8 million related to higher average balances outstanding to support a larger servicing portfolio. The remaining net increase in other expense items is primarily attributable to the increase in other interest expense of approximately $0.9 million for interest on the Partnership's working line of credit to fund taxes and insurance advances, principal and interest advances, and the origination and acquisition of residential loans held for investment.

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

Equity in earnings of affiliates for the year ended December 31, 1996, represents the Partnership's 50% interest in HTP. As noted previously, the purpose of HTP is to buy nonconforming credit mortgage loans (e.g., B Paper loans) originated by HMCLP, securitize the loans, and sell them in the secondary market. During the fourth quarter of 1996, HTP sold approximately $13.2 million in loans and recognized a gain of approximately $0.6 million.

Bulk Sales of Servicing
As noted previously, on October 4, 1996, the Partnership executed a Purchase and Sale Agreement with Source One Mortgage Services Corporation for the sale of the Partnership's servicing rights related to high coupon GNMA loans with unpaid principal balances totaling approximately $2.8 billion. The sale of the servicing rights was recognized by the Partnership during the three months ended December 31, 1996. The Partnership recognized a net gain on the transaction of approximately $2.7 million. Additionally, during the year ended December 31, 1996, the Partnership entered into a bulk servicing sale agreement, with an unrelated third party, to sell the servicing rights related to a portion of its conventional servicing portfolio with unpaid principal balances totaling approximately $244.9 million. The Partnership recognized a gain on sale of approximately $0.2 million.

During the first quarter of 1995, the Partnership entered into a Purchase and Sale Agreement with an unrelated third party to sell originated mortgage servicing rights ("OMSRs"), originated prior to the adoption of SFAS No. 122, related to GNMA loans with unpaid principal balances totaling approximately $493 million. The Partnership realized a gain on sale of approximately $9.1 million, net of related transaction fees.


Revenues and Expenses 1995 Compared to 1994

Net income for the year ended December 31, 1995 totaled approximately $11.6 million or $.31 per unit compared to, approximately $4.8 million or $.16 per unit earned during the year ended December 31, 1994, an increase of approximately $6.8 million or $.15 per unit. As previously discussed, the Partnership's 1995 results were accounted for under the new accounting pronouncement, SFAS No. 122. This pronouncement prohibits retroactive application to prior years. Accordingly, the Partnership's 1994 historical results were accounted for under SFAS No. 65. If the Partnership had not applied this new accounting pronouncement in 1995, the Partnership would have reported net income of approximately $2.1 million or $.06 per unit.

The   following  table  summarizes  the  Partnership's  operating results for the years ended December 31 (in thousands)*:

                                       1995        1994

Net    income    from   servicing    $10,735      $8,263
operations
Net    income    (loss)    from         (555)      4,506*
production operations
Other   investment  and  interest       4,749        483
income
General     and    administrative      (6,200)    (4,405)
expenses
Other expense                          (5,999)    (2,096)
  Net  income before equity  in
earnings  of    affiliates  and         2,730      6,751
gain on bulk sale of servicing

Gain on bulk sale of servicing          9,148      2,957
Equity    in    earnings     of          (254)      (374)
affiliates
     Net Income as adjusted*          $11,624     $9,334

* In order to compare the results of 1995 and 1994 production operations, the net income (loss) from production operations for the year ended 1994 has been adjusted (by approximately $4.5 million) to recognize the value associated with originations sold on a servicing retained basis as if SFAS No. 122 had been applied in 1994. This adjustment is not intended to represent a full adoption of SFAS No. 122 in 1994 as the results of operations for servicing have not been adjusted for the change in methodology associated with evaluating and measuring impairment of mortgage servicing rights.

The decline in results of operations (after adjusting 1994 to reflect the effect on production net income of recording SFAS No. 122 and before gain on bulk sale of servicing and equity in earnings of affiliates) of approximately $4.0 million for 1995 as compared to 1994 is primarily attributable to a decrease in net income from production operations of approximately $5.0 million as a result of (a) a $3.0 million decrease in profits arising from a decline in refinance volume derived from the Partnership's servicing portfolio; (b) start-up costs incurred associated with expanding the production operation, and (c) duplicate expenses incurred during the reorganization and consolidation of all production support functions. These decreases were partially offset by an increase in production volume, however, 1995's gross profit margins declined as a result of increased price competition beginning in the second half of 1994. In addition, the decline in results of operations for 1995 as compared to 1994 is attributable to an increase in general and administrative expenses of approximately $1.8 million due to one-time nonrecurring reorganization costs and expenses required to support a larger more diverse publicly traded master limited partnership, and an increase in other expenses of approximately $3.9 million due to an increase in interest expense and additional amortization and depreciation expense associated with the transactions discussed above. These amounts were partially offset by: (i) an increase in net income from servicing operations of approximately $2.5 million due to bulk servicing acquisitions and the retention of originated loans sold on a servicing retained basis, and (ii) an increase in other investment and interest income of approximately $4.3 million due to the unrealized gains of the SMATs investments and CMO bonds and residual interest portfolio.



Servicing
Net income from servicing increased approximately $2.5 million or 30% for the year ended December 31, 1995 compared to the year ended December 31, 1994. The increase in the contribution from servicing primarily resulted from the growth in the servicing portfolio. The average principal balance of loans serviced for the year ended December 31, 1995 (based on beginning of the month totals) increased to approximately $5.3 billion from approximately $3.3 billion for the same period 1994.

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

Production
The principal balance of loans produced for the year ended December 31, 1995 increased to approximately $1.5 billion from approximately $1.1 billion for the same period of 1994, an increase of approximately $0.4 billion or 40%. The year ended December 31, 1994 excluded the production volume of TMC. TMC was recorded and reported on the equity method of accounting prior to the consummation of the TMC transaction in March 1995. Included in the consolidated 1995 production volumes are $0.3 billion in production for TMC for the period from April 1, 1995 to December 31, 1995. Excluding the impact of TMC, the Partnership's volume increased $0.1 billion or 11%.

Net  income from production operations decreased by approximately
$5 million (after adjusting 1994 to reflect the effect on production net income of recording SFAS No. 122) for 1995 as compared to 1994, primarily due to:

(i) A $3 million decrease in profits arising from a decline in refinance volume in 1995 as compared to 1994 derived from the Partnership's servicing portfolio. This type of refinance volume is highly profitable and results in the recognition of higher gross profit margins than margins realized on other types of origination volume.

(ii) The increase from December 31, 1994 to December 31, 1995 of approximately $187 million in mortgage loans held for sale, which had a negative impact of reducing earnings for the costs associated with originating/acquiring the loans without the recognition of the gain realized from the sale of the loan.

(iii)                                            The reorganizing
   and consolidating of all production support functions (e.g., accounting, treasury, secondary marketing, shipping, and quality control). The reorganization began August 31, 1995 and continued through the end of 1995.

(iv) The expansion of its wholesale and retail operations in order to enhance its production operations geographically. During the latter part of 1995, the Partnership incurred costs associated with these expansion efforts without realizing the increased revenue associated with the increased origination volume thereby having a negative impact in the net income generated by the production operation.

(v)Fierce price competition for wholesale mortgage bankers, as a result of a sharp rise in mortgage interest rates during the last quarter of 1994, resulting in overall lower gross profit margins recognized on loans originated.

Other Investment and Interest Income
In conjunction with the Exchange Transaction the Partnership acquired other mortgage related trusts (SMATs) collateralized by FNMA mortgage-backed securities with coupon rates ranging from 9.0% to 9.50%. As of the date of the Exchange Transaction the fair market value of these SMATs was estimated to total approximately  $700 thousand.  As of December 31, 1995  the  fair market value of the SMATs was approximately $3.1 million with underlying collateral balances totaling in excess of approximately $51.0 million. During 1995 the Partnership recognized an unrealized gain of $2.4 million associated with its investments in SMATs.

Additionally, during the year ended December 31, 1995, the Partnership recognized unrealized gains in its CMO bond and residual interest portfolio of approximately $0.3 million.


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

Other Expense Items
The increase in net other expense items is attributed to an increase in term interest and other interest expense associated with the completion of the Partnership's term facility in August 1995 and additional amortization and depreciation expense. The remaining net increase in other expense items is primarily attributable to the increase in amortization of excess cost over identifiable tangible and intangible assets acquired, as well as other interest expense for interest on borrowings during the year from Harbourton.

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

David W. Mills           Director and Chairman of the Board

Jack W. Schakett         Director and Chief Executive Officer

Rick  W. Skogg           Director, President and Chief Operating
                         Officer

Paul   A.   Szymanski    Executive  Vice  President,   Chief
                         Financial Officer and  Secretary

Brent  F.  Dupes         Executive Vice  President

Leo C. Trautman, Jr.     Executive  Vice  President,   Loan
                         Administration

Kevin  Ryan              Senior  Executive  Vice  President  of
                         HMCLP, President - East Region Production of HMCLP

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

Ronald Blaylock*         Director

Andrew S. Winokur        Director



*    Denotes Independent Directors

The ages and principal occupations for at least the last five years of the persons named in the foregoing table is as follows:

David W. Mills--Director and Chairman of the Board since August 1994. Mr. Mills, 49, has been the Chief Executive Officer and sole shareholder of HGC since 1990. From 1986 to the present, Mr. Mills has been involved in the business of reviewing, structuring and at times arranging for the financing of the acquisitions and dispositions of businesses. From 1988 to the present, he has been the Chairman of the Board and Chief Executive Officer of Mills & Lynn Enterprises.

Jack W. Schakett, CPA--Director and Chief Executive Officer (employed by Harbourton) since August 1994. Mr. Schakett, 44, joined Harbourton in April 1993 as Chief Operating Officer and presently serves as its Chief Executive Officer. Prior to joining Harbourton, Mr. Schakett spent 18 years at Ernst & Young, where he was National Director in charge of Ernst & Young's mortgage banking practice and local office director of real estate. Mr. Schakett is also an executive officer of Harbourton Reassurance Inc., a reinsurance company controlled by Mr. Mills.

Rick W. Skogg--Director, President and Chief Operating Officer since August 1994. Mr. Skogg, 35, has been the President and
Chief Executive Officer of HMCLP since January 1994 and was the Executive Vice President and Chief Operating Officer of HMCLP from November 1991 to January 1994. From 1986 to 1991, he served in various capacities (including Executive Vice President) of Platte Valley Mortgage Corporation.

Kevin Ryan--Senior Executive Vice President of HMCLP and President - East Region Production of HMCLP. Mr. Ryan, 43, had been the President of TMC's general partner from December 1986 through July 31, 1995 at which time TMC was merged into HMCLP.

Cynthia B. Sample--Senior Executive Vice President of HMCLP and President - Western Region Production of HMCLP, Director of General Partner from August 1994 through March 1996. Ms. Sample, 46, had been President and Chief Executive Officer of Western from December 1987 through July 31, 1995, at which time Western was merged into HMCLP.

Paul A. Szymanski, CPA--Executive Vice President, Chief Financial Officer and Secretary since August 1994. Mr. Szymanski, 35, has been the Executive Vice President and Chief Financial Officer of HMCLP since March 1994. Since January 1, 1996, Mr. Szymanski has also served as an executive officer of Harbourton. From June 1991 through March 1994, he was Senior Vice President of Finance of HMCLP. Prior to joining HMCLP, he spent four years (1987-1991) in the national mortgage banking practice at Ernst & Young.

Brent   F.   Dupes,  CPA--Executive  Vice  President
 since January 1996.  Prior to joining  HMCLP,
Mr. Dupes, 41, was Vice President of Finance with Bramalea Inc., a $3.5 billion real estate holding company, from 1984 to 1995.

Leo C. Trautman, Jr., CPA--Executive Vice President, Loan Administration, since August 1994. Mr. Trautman, 42, has been the Executive Vice President, Loan Administration, for HMCLP since February 1994. Prior to joining HMCLP, he spent five years (1989-1994) as President and Chief Executive Officer of Colorado Springs Savings and Loan Association.

Robert Hermance--Independent Director since August 1994. Mr. Hermance, 64, is a retired partner of Ernst & Young. He joined Ernst & Young in 1957, was admitted as a partner in 1968, and served as the Managing Partner of the firm's Houston office from 1980 to 1993. From 1971 to 1977, he served in the firm's national office as Director of Services to the Real Estate Industry. He has served on the American Institute of CPA's Real Estate and Real Estate Investment Trusts Committees and on its Mortgage Banking Task Force.

Ronald Blaylock--Independent Director. Mr. Blaylock, 36, has been the President and Chief Executive Officer of Blaylock & Partners, L.P., an investment banking firm in New York, New York, since October 1993. From April 1992 to October 1993, he was an Executive Vice President at Utendahl Capital Partners, a broker-dealer located in New York, New York. From 1986 to 1992, he was employed by Paine Webber as a First Vice President. Mr. Blaylock is a member of the board of trustees of Georgetown University.

Andrew S. Winokur--Director since March 1996. Mr. Winokur, 38, has been a Managing Director of Harbourton Enterprises since November 1994. From April 1989 to November 1994, Mr. Winokur was President of AVM of California, a consultant/advisor to Wall Street firms and fixed-income money managers. Mr. Winokur is also Chief Executive Officer of Harbourton Reassurance, Inc., a reinsurance company controlled by Mr. Mills.

The Independent Directors
The By-Laws of the General Partner calls for the General Partner to have at least three members of the Board that are neither an officer, director or employee of any affiliate of the General Partner, nor an officer or employee of the General Partner, nor any relative of the foregoing (the "independent directors"). There currently is a vacancy in the Board for one of the independent directors, and until the vacancy is filled, any approval of the independent directors shall require a unanimous vote. Although the independent directors are non-affiliated, they are not necessarily completely independent of the General Partner or its affiliates. Each of the independent directors is elected to a term of one year. Any approval of the independent directors is to be given by a majority vote, and any such approval is referred to in this Form 10-K as a "consent of the independent directors."

The General Partner generally intends to rely upon the independent directors for advice from time to time regarding potential conflicts of interest and broad Partnership business policies. Except as specifically provided in the HBT Agreement, however, the General Partner is not obligated to solicit the advice of the independent directors with respect to any
Partnership matter, nor is it obligated to follow any recommendation of the independent directors. The HBT Agreement provides that action in accordance with a recommendation of the independent directors will be a complete defense to any claim against the person asserting the invalidity or negligence of the action or asserting that the action constituted a breach of fiduciary duty.

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

Directors  and  executive  officers of the  General  Partner  are
required   to  devote  only  so  much  of  their  time   to   the
Partnership's affairs as is necessary or required for the effective conduct and operation of the Partnership's business.
However,  Messrs.  Skogg,  Sample,  Ryan,   and
Trautman as employees of the Partnership's subsidiaries shall devote substantially all of their business efforts to the Partnership's affairs.

Directors' Compensation
Currently, each independent director receives an annual fee of $12,000 and $1,000 per regular meeting attended, plus travel costs.


Item 11.  Executive Compensation

The following table summarizes salaries, bonuses paid, and other compensation for the years ended December 31, 1996 and 1995, respectively, for services rendered by the named executive officers employed by the Partnership in all capacities to the Partnership and its subsidiaries during 1996. Jack W. Schakett, Chief Executive Officer of the Registrant, is an employee of Harbourton and, therefore, is not included in the following table of executive compensation. A portion of Mr. Schakett's compensation is allocated to the Partnership through a management fee based upon the amount of time he spends on matters pertaining to the Partnership.

                  SUMMARY COMPENSATION TABLE(1)

                                                  Long-Term
                        Annual Compensation     Compensation

                                              Securit
                                       Other    ies      All
                      Salary   Bonus  Annual  Underly   Other
       Name     Year    ($)     ($)   Compen    ing    Compens
                                      sation  Options   ation
                                      ($)(2)    (#)     ($)(3)

     Rick       1996  200,000  50,000     --        --  5,382
     Skogg      1995  200,000 125,000     --   126,000  9,857

     Cindy      1996  205,000 100,000     --        --  6,342
     Sample     1995  200,000 150,000     --        --  3,294

     Kevin      1996  204,176 110,000 11,500        --  5,772
     Ryan       1995  202,606      --     --        -- 12,905

     George     1996  200,000      --     --        --  8,851
     Resta      1995       --      --     --        --     --

     Alan       1996  200,000      --     --        --  8,531
     Bernstein  1995       --      --     --        --     --

(1) Summary compensation for all executive officers as a group (10 persons) for 1996 was salary $1,521,337; bonus $332,500;
     other   annual   compensation  $136,550;   and   all   other
     compensation $57,348.
(2)  Other  annual  compensation for  Mr.  Ryan  consists  of  an automobile allowance.
(3) All other compensation consists of the Partnership's matching contributions to the 401K retirement plan and life insurance premiums paid by the Partnership on behalf of the named executive.

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

No  options were granted and no options were exercised  in  1996.
The  following  table presents, for each of the  named  executive
officers   employed   by   the   Partnership,   the   number   of
exercisable/unexercisable options at December 31, 1996.

                             Number of              Value of
                             Securities           Unexercised
                             Underlying           In-the-Money
                            Unexercised            Options at
                             Options at        December 31, 1996
                         December 31, 1996

Name                     Exercisable/Unexer    Exercisable/Unexer
                         cisable               cisable

Rick Skogg                 21,000/42,000             $0/$0

Leo Trautman                9,166/18,334              0/0



Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

(a)  Security ownership of certain beneficial owners.

The following table sets forth information regarding the security ownership of each person (or "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Partnership to have beneficially owned on March 28, 1997 more than five percent of the outstanding equity securities in the Partnership and the security ownership of the members of the Board and the executive officers of the General Partner, individually and as a group.

                    Name of      Amount and Nature of   Percent
Title of Class  Beneficial Owner Beneficial Ownership  of Class

Preferred       David W. Mills       4,470,250          10.6%(1)
Units

                Rick W. Skogg           31,000            -- (2)

                Kevin Ryan             820,828           2.0%(3)

                Lee Trautman, Jr         6,900            -- (2)

                All directors and
                executive
                officers as a group  5,328,978
                (17  persons)

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

(2)  Less than 1%.

(3) Kevin Ryan is a Senior Executive Vice President of HMCLP and President-East Region Production of HMCLP. Mr. Ryan's address is 7926 Jones Branch Drive, Suite 700, McLean, Virginia 22102. The number of units above include 812,537 Preferred Units owned by TMC Mortgage Corporation with respect to which Mr. Ryan exercises voting and investment control.


Item 13.  Certain Relationships and Related Transactions

The General Partner
Pursuant to the HBT Agreementthe General Partner manages the business and affairs of the Partnership and has exclusive authority to act on behalf of the Partnership (subject to certain limitations set forth in the HBT Agreement). The General Partner has a broad range of powers comparable to those held by the directors and officers of a corporation, including the power to determine the amount of Partnership distributions, to hire employees, and to
determine  executive  compensation.   Harbourton,  as  the   sole
shareholder of the General Partner, has the sole right to elect the directors of the General Partner.

Pursuant to the HBT Agreement, the General Partner may be removed for "cause" as the general partner of the Partnership by a majority vote of the Preferred Units. Pursuant to the HBT Agreement, "cause" generally means willful and continued neglect of or failure to substantially perform the duties and obligations of the General Partner or the engaging in conduct which constitutes gross negligence, willful or wanton misconduct or illegal activity. Cause does not include bad judgment or negligence. In addition, pursuant to the HBT Agreement, the General Partner may only be removed without cause by a vote representing 80% or more of the outstanding Preferred Units of the Partnership. Because PVSC, Harbourton and HGC are the
 owners of approximately 85% of the issued and outstanding Preferred Units, the ability to remove the General Partner, either with or  without  cause,  is effectively eliminated.

Compensation of General Partner
The General Partner receives an annual management fee equal to 1/2 of 1% of the initial investment of the Preferred Unitholders (the "Base Management Amount"). Such fee increases proportionately to reflect the raising of additional capital through the subsequent issuance of Units or other interests in the Partnership. These fees are not subject to reduction in the event that the Partnership sustains losses.

Western was a party to a management services agreement with Harbourton and paid Harbourton approximately $300 thousand in management fees under the management services agreement during the year ended December 31, 1994. HMCLP was also a party to a management agreement with Harbourton and paid management fees of approximately $100 thousand during the year ended December 31, 1994.

The General Partner has contracted with Harbourton whereby Harbourton performs all of the management functions. Accordingly, the General Partner recognized management fees (see discussion below) due to Harbourton totaling approximately $609 thousand for the year ended December 31, 1996.

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

The maximum aggregate amount of allocable expenses for which the Partnership is obligated to reimburse the General Partner in a fiscal year is an amount equal to 0.9% of the initial investment of the Preferred Unitholders. The amount of such reimbursement will increase proportionately to reflect the raising of additional capital through the subsequent issuance of Units or other interests in the Partnership. Since initial investment is not a reflection of the Partnership's present net asset or book value, the cap on expenses for which the General Partner may be reimbursed will not reflect changes in the Partnership's net asset or book values (other than commensurate changes to reflect the issuance of additional Units).

The  Partnership recognized approximately $965 thousand and  $395 thousand for direct and allocable expenses incurred for the years ended December 31, 1996 and 1995, respectively.

Other Related Party Transactions
During the year ended December 31, 1996, the Partnership borrowed from an affiliate to fund its investment in loans repurchased from GNMA pools. These borrowings are secured by the investments and will be repaid upon disposition of the asset. These borrowings generally bear interest at LIBOR plus 1% to LIBOR plus 2.25%. Interest incurred during the year approximated $1.7 million. At December 31, 1996, the Partnership had approximately $36.6 million outstanding which is classified as notes payable to affiliates in the accompanying consolidated financial statements. The affiliate participates in the profits of these loans which reinstate.

The Partnership has a working capital subordinated debt line with Harbourton that was subordinate to all other loans with banks. These borrowings generally bear interest at prime to prime plus 2% and LIBOR plus 1%. Interest incurred during the years ended December 31, 1996, 1995, and 1994 approximated $0.6 million, $0.4 million and $0.1 million, respectively. At December 31, 1996 and 1995, the Partnership had outstanding borrowings of approximately $1.2 million and $0 million, respectively which are classified as notes payable to affiliates in the accompanying consolidated financial statements.

The  Partnership  has  notes with its affiliates  PVSCLP
and PVMC. These borrowings bear interest at prime plus 2%. Interest incurred during the year approximated $34 thousand. At December 31, 1996 and 1995, the Partnership had approximately $0.3 million outstanding which is classified as notes payable to affiliates in the accompanying consolidated financial statements.

The Partnership has a notes payable to an affiliated party which bears interest at prime plus 2%. Interest incurred during the year approximated $24 thousand. At December 31, 1996 and 1995, the Partnership had approximately $0.3 million outstanding which is classified as notes payable to affiliates in the accompanying consolidated financial statements.

The Partnership has entered into transactions pursuant to which it repurchases delinquent loans from GNMA pools which it services and resells such loans on a servicing retained basis to Santa Cruz Partners, Skillman Partners, and Harbourton Reassurance, Inc., affiliates of the Partnership and Harbourton. As of December 31, 1996 and December 31, 1995, the ending balance of loans purchased out of securitized pools and sold to these affiliates totaled approximately $48.2 million and $158.5 million, respectively. These loans are being serviced by the
Partnership on behalf of the affiliated companies. The associated mortgage servicing is reflected in the Serviced for
Affiliates portion of the Partnership's servicing portfolio as presented in the notes to the consolidated financial statements. Such transactions are expected to benefit the Partnership by reducing the Partnership's related foreclosure loss through the reduction of the pass-through rate due to the investor (owner of the loan). The reduction in foreclosure loss reserve requirement is reflected as a gain on sale of defaulted loans to affiliates in the accompanying consolidated financial statements. In addition, the Partnership's advance requirement for its GNMA servicing will be reduced as the servicing contract with the affiliates is actual/actual as opposed to GNMA's scheduled/scheduled requirement.

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



                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1)   Financial Statements and Supplementary Data

          Report of Independent Public Accountants                      49

          Consolidated Balance Sheets as of December 31, 1996 and 1995  50

          Consolidated  Statements of Operations for  the  years
          ended December 31, 1996, 1995 and 1994                        51

          Consolidated  Statements of Cash Flows for  the  years
          ended December 31, 1996, 1995 and 1994                        52

          Consolidated Statements of Partners' Capital  for  the
          years ended December 31, 1996, 1995 and 1994                  55

          Notes to Consolidated Financial Statements                    56

   No supplemental financial data schedules specified by Item 302 of Regulation S-K and Article 12 of Regulation S-X are presented as the requirements are either not applicable or the data required to be set forth therein are included elsewhere in the accompanying consolidated statements.

    (2)   Exhibits:

          Not applicable

    (b)   Form 8-K was filed by the Partnership on October 21,1996
          announcing that on October  4, 1996,  the   Partnership
          executed a  Purchase  and  Sale
          Agreement with Source One Mortgage Services Corporation for the sale of the Partnership's servicing rights related to high coupon GNMA loans.




            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Harbourton Financial Services L.P.:

We have audited the accompanying consolidated balance sheets of Harbourton Financial Services L.P. and subsidiaries as of
December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and partners' capital for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 21 to the consolidated financial statements, on January 31, 1997 the Board of Directors of the Partnership's General Partner adopted a plan to liquidate the Partnership and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership will change its basis of accounting for periods subsequent to January 31, 1997, from the going concern basis to the liquidation basis. Under the liquidation basis of accounting, carrying values of assets are presented at estimated net realizable values and liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbourton Financial Services L.P. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As explained in Notes 2 and 4 to the consolidated financial statements, effective January 1, 1995, the Partnership changed its method of accounting for mortgage servicing rights.





Denver, Colorado                              Arthur Andersen LLP
March 28, 1997.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)

                                                 1996        1995
ASSETS
  Cash and cash equivalents                  $   1,951   $   2,273
  Mortgage loans held for sale, net            214,609     232,073
  Mortgage loans held for investment, net
    of reserves of $307 and $123,                3,178       1,507
    respectively
  CMO bonds, residual interests,
    investment securities and SMATs, net of
    accumulated amortization of $577 and         3,583       6,306
    $439, respectively
  Notes receivable - affiliates                    587         587
  Investment in loans repurchased from
    GNMA pools, net of reserves of $1,120       40,127          --
  Advances receivable, net of reserves of
    $3,984 and $2,264, respectively              5,709      21,016
  Mortgage servicing rights, net of
    accumulated amortization of $9,268 and
    $21,979, respectively and valuation         41,773      75,846
    allowances of $0 and $1,132,
    respectively
  Deferred acquisition, transaction and
    borrowing costs, net of
    accumulated amortization of $1,075 and       2,825       2,676
    $1,271, respectively
  Property, equipment and leasehold
    improvements, net of accumulated
    amortization of $4,567 and $3,283,           5,773       4,176
    respectively
  Investment in affiliates                         405          --
  Due from affiliates                               --       3,632
  Excess cost over identifiable tangible
    and intangible assets acquired, net of
    accumulated amortization of $577 and         2,633       2,726
    $464, respectively
  Bulk and flow sales of servicing              52,658          --
    receivables
  Other assets                                   8,309       3,277
Total Assets                                  $384,120    $356,095

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Installment purchase and sale               $  1,303    $  9,740
    obligations - servicing
  Foreclosure, repurchase and                    6,403       8,142
    indemnification reserves
  Lines of credit & short-term                 212,388     232,144
    borrowings
  Servicing facility                            54,400      37,215
  Notes payable - affiliates                    38,412         581
  Due to affiliates                              1,678          --
  Accounts payable and other liabilities        10,604      13,766
Total Liabilities                              325,188     301,588

Partners' Capital                               58,932      54,507

Commitments and Contingencies (Notes 14 and 15)

Total Liabilities and Partners' Capital       $384,120    $356,095


The accompanying notes are an integral part of these consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                       (in thousands)

                                          1996       1995       1994
REVENUES
  Loan servicing fees                   $ 20,512   $ 19,479   $ 14,525
  Loan servicing and subservicing fees     1,146      1,678        433
    received from affiliates
  Ancillary income                         6,500      6,404      4,405
  Gain on sale of defaulted loans to         678        744        146
    affiliates
  Investment income net of interest
    expense of $1,628, $0 and
    $0, respectively                       8,909      4,774      3,725
       Total servicing revenue            37,745     33,079     23,234
  Gain on sale of mortgage loans and
    related mortgage servicing rights     21,587      9,093      8,348
  Interest income, net of related
    warehouse interest expense of $20,612, 4,271      1,059        844
    $6,383,  and $3,718, respectively
  Other production income                 15,476      5,434      3,642
     Total production income              41,334     15,586     12,834
  Other investment and interest income     5,401      4,749        483
     Total Revenues                       84,480     53,414     36,551

EXPENSES
  Servicing costs                          9,011      6,991      5,681
  Prepayment costs and interest            2,204      1,702        695
    curtailments
  Provision for foreclosure losses         5,040      4,029      2,364
  Amortization of mortgage servicing
    rights, net of impairment
    recovery of $1,132 and impairment of   9,846      9,622      6,231
    $1,132 and $0, respectively
     Total servicing expenses             26,101     22,344     14,971
  Loan production and secondary           40,804     16,141     12,828
    marketing costs
  General and administrative costs,
    including management fees and
    reimbursed costs to affiliates of      7,147      6,200      4,405
    $1,574, $795,  and $400, respectively
  Interest expense - servicing             3,471      2,632      1,167
    facility
  Other interest expense                   1,548        656         55
  Other interest expense-affiliates, net
    of interest income-affiliates of $21,  1,051        776        226
    $45,  and $98, respectively
  Other amortization and depreciation      2,144      1,935        648
     Total Expenses                       82,266     50,684     34,300
Net Income Before Equity in Earnings of
Affiliates and Gain on Bulk Sale of        2,214      2,730      2,251
Servicing
Equity in earnings (loss) of                 305       (254)      (374)
affiliates
Gain on bulk sale of servicing             2,942      9,148      2,957

Net Income                             $   5,461  $  11,624   $  4,834
Net Income per Preferred Unit, based
on 41,414,002; 37,309,780;    and
30,087,826 weighted average number of  $     .13  $     .31   $    .16
Preferred Units     outstanding,
respectively

The accompanying notes are an integral part of these consolidated financial statements.



       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)


                                               1996     1995    1994
Net Cash Flows From Operating Activities:
  Net Income                                 $ 5,461  $11,624   $4,834
  Adjustments to reconcile net income to net
     cash flows from operating activities:
     Gain on bulk sales of servicing          (2,942)  (9,148)  (2,957)
     Gain on sale of CMO bonds and, residual  (2,486)      --       --
       interests
     Gain on sale of defaulted loans to         (678)    (744)    (146)
       affiliates
     Net unrealized gain on CMO bonds,        (1,897)  (2,669)      --
       residual interests and SMATs
     Mortgage servicing rights valuation      (1,132)   1,132       --
       (recovery) allowance
     Amortization and depreciation            13,122   10,425    7,246
     Equity in earnings of affiliates           (305)     254      374
     Provision for foreclosure losses,
       repurchase and indemnification          7,012    4,029    2,364
       and mortgage loans held for
       investment reserves
     Changes in operating assets and
     liabilities:
       Mortgage loans held for sale and       17,337 (176,264) 112,682
         investment, net
       Advances receivable                     8,391    2,455   (3,015)
       Flow sale receivable                  (11,743)      --       --
       Other assets                           (4,987)   7,772     (502)
       Due to/from affiliates                  5,310   (3,634)  (2,056)
       Accounts payable and other             (3,162)   5,708   (2,328)
         liabilities
Net Cash Flows  From Operating Activities     27,301 (149,060) 116,496
Net Cash Flows  From Investing Activities:
  Proceeds from bulk  sales of servicing      13,038    9,148    4,058
  Allocated costs associated with
    originated retained servicing            (26,827) (10,924)      --
  Purchase of loans from GNMA pools, net     (41,247)      --       --
  Net acquisition of mortgage servicing           --   (4,112)  (4,274)
    rights
  Proceeds from sale of CMO bonds, residual    5,550       --       --
    interests, and SMATs
  Change in notes receivable - affiliates         --      466   (3,356)
  Funding of deferred acquisition and           (225)    (840)    (309)
    transaction costs
  Amortization of CMO bonds, residual          1,556      914       --
    interests, and investment securities
  Funding of acquisition advances                 --     (676)  (3,641)
  Distribution from affiliates                    --       --       20
  Investment in subsidiary                      (100)      --       --
  Purchases of property and equipment         (3,167)  (1,759)  (1,149)
  Cash acquired in Exchange Transaction           --    2,715       --
Net Cash Flows  From Investing Activities    (51,422)  (5,068)  (8,651)

Continued on next page.



       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)


Net Cash Flows From Financing Activities:         1996     1995     1994
     Principal payments on servicing facility   (87,063) (33,670)  (4,571)
     Funding of deferred borrowing costs           (387)    (983)    (173)
     Advances on servicing facility             104,248   41,350   20,308
     Net (repayment) borrowings on lines of     (19,756) 156,607 (104,513)
       credit & short- term borrowings
     Repayments on installment purchase          (9,974)  (5,982) (10,158)
       obligations
     Redemption of Partnership Units             (1,100)      --       --
     Payment on partners' notes receivable           --      300      267
     Partners' distributions                         --       --   (8,982)
     Net (repayments) borrowings from notes      37,831   (2,891)  (8,074)
       payable - affiliates
Net Cash Flows From Financing Activities         23,799  154,731 (115,896)
Increase (decrease) in cash and cash               (322)     603   (8,051)
  equivalents
Cash and cash equivalents at beginning of
  period                                          2,273    1,670    9,721
Cash and cash equivalents at end of period       $1,951   $2,273   $1,670

The accompanying notes are an integral part of these consolidated financial statements.



       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)
Non-cash Investing and Financing Activities:
Acquisition and consolidation of HBT, TMC,
HFC, and TMC Mortgage Corp., net of cash
acquired:
  Mortgage loans held for sale, net          --      $12,922     --
  Mortgage loans held for investment, net    --          222     --
  CMO bonds and residual interests           --        3,864     --
  Notes receivable - affiliates              --          314     --
  Advances receivable, net                   --        5,875     --
  Mortgage servicing rights, net             --       18,631     --
  Deferred acquisition and borrowing costs,  --           86     --
    net
  Property and equipment, net                --          468     --
  Investment in affiliates                   --       (1,652)    --
  Excess cost over identifiable tangible and --        2,236     --
    intangible assets acquired, net
  Other assets                               --        7,212     --
     Total Assets                            --       50,178     --

  Foreclosure reserves                       --        3,334     --
  Lines of credit & short-term borrowings    --       21,472     --
  Servicing facility                         --        7,202     --
  Notes payable - affiliates                 --        5,588     --
  Due to affiliates                          --          (44)    --
  Accounts payable and other liabilities
                                             --        1,724     --
     Total Liabilities                       --       39,276     --


Continued on next page.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)


                                               1996    1995    1994

Contribution of investment in affiliate         --      --    2,221
Installment purchase and sale obligations -  3,453  14,636   10,338
  servicing
Reduction of foreclosure reserve in connection
  with bulk and flow sales of servicing       (452)     --       --
Reduction in basis of mortgage servicing
  rights due to reduction in installment    (1,316)     --       --
  purchase obligation
Net change in cost of mortgage loans
  allocated between loans and mortgage      (1,728)     --       --
  servicing rights
Receivable for bulk sales of servicing      40,915      --       --
Distribution to affiliates prior to the        --   (6,284)      --
  Exchange Transaction
Conversion of debt in exchange for preferred   --    9,000       --
  units
Unrealized gain (loss) on available for sale   --     (146)      65
  investment securities
Reduction of investment in
  settlement of note receivable from           --      249       --
  affiliate
Contribution of property and equipment, net    --      --       189
Contribution of miscellaneous receivables      --      --      (298)
  and payables
Net distribution of notes receivable/payable
  from/to affiliates and due from/to           --      --    (3,768)
  affiliates
Push down of purchase price in connection
with Harbourton's Acquisition of management
interest in Western:
  Mortgage servicing rights, net               --     389        --
  Excess cost over identifiable tangible and
    intangible assets acquired, net            --     238        --
                                               --     627        --

Cash paid for interest                     18,781   7,419     5,451




The accompanying notes are an integral part of these consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31
          (AFTER CORPORATE REORGANIZATION  --  NOTE 1)
                         (in thousands)

                    General
                    Partner           Limited Partners

                                          Subor-
                            Prefer        dinat
                             red            ed                   Total
                    Amount  Units  Amount Units  Amount  Other   Amount

Balance at December  $216  30,088  $31,025   -       -      -   $31,241
31, 1993

Contribution of
  investment in         -       -    2,221   -       -      -     2,221
  affiliates
Net distribution of
  assets and            -       -   (3,877)  -       -       -   (3,877)
  liabilities to
  affiliates
Distribution of       (97)      -   (8,885)  -       -       -   (8,982)
  earnings
Payment on
partners' notes         -       -      267   -       -       -      267
  receivable
Unrealized gain on
  available-for         -       -       -    -       -       65      65
  sale investment
  securities
Net income for the
  year ended 1994      50       -   4,784    -       -        -   4,834
Balance at December   169  30,088  25,535    -       -       65  25,769
  31, 1994

Payment on
  partners' notes       -       -     300    -       -        -     300
  receivable
Unrealized loss on
  available- for        -       -       -    -       -     (146)   (146)
  sale investment
  securities
Push down of
purchase price in
connection with
Harbourton's
acquisition of          -       -     627    -       -        -     627
management interest
in Western prior to
Western Transaction
Acquisition of HBT,
TMC, and HFC         (169)  6,897  13,786  800       -        -  13,617
Conversion of debt
  in exchange for       -   4,918   9,000    -       -        -   9,000
  Preferred Units
Net income for the     45       -  11,579    -       -        -  11,624
  year ended 1995
Distribution to
  affiliates prior      -       -  (6,284)   -       -        -  (6,284)
  to Exchange
  Transaction

Balance at            45   41,903  54,543  800       -      (81) 54,507
  December 31, 1995

Net income for the    55        -   5,406    -       -        -   5,461
  year ended 1996
Repurchase and
  redemption of        -     (733) (1,100)   -       -        -  (1,100)
  Preferred Units
Other                  -        -      64    -       -        -      64

Balance at December $100   41,170 $58,913  800       -      (81)$58,932
  31, 1996


The accompanying notes are an integral part of these consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
          (After Corporate Reorganization  --  Note 1)
                December 31, 1996, 1995 and 1994


Note 1.        Description of Business and Organization

Harbourton Financial Services L.P. ("HBT") was created pursuant to a Certificate of Limited Partnership filed with the Secretary of the State of Delaware on August 12, 1987 and a limited partnership agreement (the "HBT Agreement") (as amended and restated) dated as of August 12, 1987. Harbourton Mortgage Corporation (the "General Partner") was incorporated in the State of Delaware on August 12, 1987. The General Partner manages the business and affairs of HBT and has exclusive authority to act on behalf of HBT. HBT's termination date is December 31, 2050 unless sooner dissolved or terminated pursuant to the HBT
Agreement.    See   Note  21,  Liquidation  of  Partnership.

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

On July 31, 1995 HBT acquired Western Sunrise Holdings, L.P. (the "Western Transaction") and its subsidiaries, Western Sunrise
Mortgage Co., L.P. and its general partner Western Sunrise Mortgage Corporation (collectively "Western"). Western had been an affiliated mortgage originator and servicer headquartered in Sacramento, California and was a 99% owned subsidiary of Harbourton. At the transaction date (July 31, 1995), the net book value of Western was approximately $5.7 million and the fair value of Western on that same date was approximately $15.7 million. In exchange for Western, Harbourton and its general partner Harbourton General Corporation ("HGC") received approximately 8.6 million Series B Preferred Units having generally the same rights as the outstanding Preferred Units. During the quarter ended December 31, 1995, the Preferred
Unitholders voted to convert the Series B Units to Preferred Units at a conversion ratio of one Preferred Unit for each Series B Unit. Furthermore, as additional consideration for their respective contributions to the Partnership of Western, Harbourton and HGC were to be issued additional Preferred Units if certain economic earnings hurdles were met. Additional Preferred Units will be issued based upon 70% and 40% of the "Excess Earnings" for the 12 month periods commencing on April 1, 1995 and 1996, respectively. Excess Earnings were to be calculated as the economic earnings of the Western production operation in excess of $2.5 million and $2.6 million for the 12 month periods commencing on April 1, 1995 and 1996, respectively. The unit price for the Preferred Units would be based upon the average closing price for the 20 business days ending on July 31, 1997. Western's production operations during the 12 month periods commencing April 1, 1995 and 1996 did not meet the Excess Earnings criteria and accordingly, no additional Preferred Units were issued. The Western Transaction was accounted for as a reorganization of entities under common control similar to a pooling-of-interests.

Simultaneously with the Western Transaction, HBT contributed its 50% interest in TMC and transferred all of its remaining mortgage banking-related assets to HMCLP.

During the third quarter of 1995, HMCLP formed a partnership, HTP Financial, L.P. ("HTP"), with Paine Webber Real Estate Securities, Inc. The purpose of the partnership was to buy nonconforming credit mortgage loans (e.g., B Paper loans) originated by HMCLP, securitize the loans, and sell them in the secondary market. Since its inception through December 31, 1996, the Partnership purchased approximately $14.8 million of mortgage loans of which it sold approximately $13.2 million to an unrelated third party investor. In February 1997, the decision was made to terminated the partnership and sell the remaining mortgage loans.

HBT, HMCLP, HFC, and the Partnership's 50% equity investment in HTP are hereinafter collectively referred to as the "Partnership" unless otherwise noted. The Partnership's primary business activity is mortgage banking, which is conducted through its wholly-owned subsidiary HMCLP. Mortgage banking consists of (i) mortgage loan servicing activities, including the acquisition and sale of mortgage servicing rights, (ii) the origination and purchase of mortgage loans, including the securitization and sale of mortgage loans with the related servicing rights retained or released, and (iii) investments in other mortgage-related securities. HMCLP is an approved Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("Freddie Mac") licensee.

In general, each quarter the Partnership allocates 99% and 1% of profits and losses to the Preferred Unitholders and General Partner, respectively, up to a maximum amount as defined in the HBT Agreement ("Participating Amount"). This Participating Amount generally does not exceed the product of the cash or fair value of property contributed to the Partnership in consideration for the issuance of Preferred Units, including units issued in connection with the Exchange and Western Transactions, the debt to equity conversion and the Preferred Unit redemption ("Initial Investment") and the appropriate weighted average Treasury Index. Profits that exceed this Participating Amount, up to an additional amount as defined, are allocated 75%, 12.5% and 12.5% to the Preferred Unitholders ("Preferred Amount"), General Partner and Subordinated Unitholder, respectively. Preference amounts ("Second Preference") beyond these levels, up to an additional amount as defined, are then allocated 62.5%, 18.75% and 18.75% to the Preferred Unitholders, General Partner and Subordinated Unitholder, respectively. Preference amounts in excess of the Second Preference are then allocated 55%, 22.5%, and 22.5% to the Preferred Unitholders, General Partner, and Subordinated Unitholder, respectively. Cash distributions are allocated approximately in the same manner as allocated taxable profits. Losses are allocated up to the amount of the sum of the undistributed Preferred Amount allocations, Second Preference allocations and Participating Amount allocations to the Preferred Unitholders, Subordinated Unitholders, and General Partner in proportion to their respective interest in the sum of such undistributed allocations. See Note 17 regarding the allocation of liquidating distributions.

Prior to the Exchange Transaction, HMCLP's and Western's profits and losses were allocated in accordance with their respective partnership agreements.

Note 2.        Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements primarily include the accounts of HBT, HMCLP, HFC, and a 50% equity interest in HTP. The historical consolidated financial statements and notes reflect the Western Transaction for all periods presented as a reorganization of entities under common control in accordance with the pooling-of-interests method of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

As previously discussed, on March 14, 1995, the existing Unitholders of HBT approved the issuance of approximately 21.5 million Preferred Units of HBT (a 75.7% controlling interest in
HBT) in exchange for 100% ownership interest in HMCLP and HFC. Because of the change in control of HBT, this transaction was accounted for as a reverse acquisition of HBT by HMCLP.
Concurrent with the Exchange Transaction, HBT acquired a 50% interest in TMC in exchange for approximately .8 million Preferred Units of HBT (a 2.9% interest) (the "TMC Transaction"). This interest, combined with the 50% interest previously contributed to HMCLP by Harbourton, in June of 1994, resulted in HBT's direct and indirect 100% ownership of TMC. Accounting for a reverse acquisition requires that the historical results of operations (prior to the Exchange Transaction) reflect the operations of HMCLP as the continuing accounting entity. Further, under the accounting for a reverse acquisition, HBT is reported as if it were purchased as of the date of the Exchange Transaction. Therefore, the historical results of operations exclude the operating results of HBT prior to the date of the Exchange Transaction. The operating results of TMC are reflected as equity in earnings of affiliates in the operating results of HMCLP for the period from June 30, 1994 to the date of the Exchange Transaction. Thereafter, the results of operations of TMC are reflected as a 100% owned subsidiary of the Partnership and reported in the consolidated statements of operations. On July 31, 1995, HBT acquired Western in exchange for approximately
8.6 million Series B Preferred Units (the "Western Transaction") which were converted to Preferred Units during the quarter ended December 31, 1995. This was a transaction between entities under common control, therefore, the transaction was accounted for using the pooling-of-interests method of accounting. Under the pooling method of accounting, the results of operations of Western are presented as if the transaction occurred at the inception date of HMCLP and Western.

In  summary prior to January 1, 1996, the consolidated
results of operations presented herein primarily represent the following: a) HMCLP and Western consolidated for the periods prior to June 30, 1994, b) HMCLP and Western consolidated plus a 50% equity interest in TMC for the period from July 1, 1994 through March 31, 1995, and c) HMCLP, Western, HBT and TMC consolidated, from April 1, 1995 to December 31, 1995.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand and in banks and short-term instruments with original maturities of three months or less.

Mortgage Loans Held for Sale - Mortgage loans held for sale are stated at the lower of aggregate cost, net of deferred loan production fees and costs, or market value.

Mortgage Loans Held for Investment - Mortgage loans held for investment are stated at the amount of unpaid principal, reduced by an allowance for loan losses, based upon management's evaluation of the economic conditions of borrowers, loan loss experience, collateral value and other relevant factors, which approximates the lower of cost or market. See Note 8.

Investment in Loans Repurchased from GNMA Pools - The Partnership
has  repurchased loans from GNMA pools which it  services.    See
Notes 7 and 14.

Advances  Receivable  -  Funds  advanced  for  mortgagor   escrow
deficits, foreclosures and other investor requirements are recorded as advances receivable in the consolidated statements of financial condition. Such receivables are generally recoverable from the insurers or guarantors, which are generally government agencies, or the mortgagors through increased monthly payments, as applicable. A reserve for uncollectible items has been established for those receivables which management estimates are not recoverable. See Note 14.

Mortgage Servicing Rights - The Partnership capitalizes the  cost
of   mortgage  servicing  rights  and  amortizes  such  costs  in
proportion   to,  and  over  the  period  of,  estimated   future
undiscounted net servicing income.  See Note 4.

Collateralized Mortgage Obligation ("CMO") Bonds, Residual Interests, Investment Securities, and Securitized Mortgage Acceptance Trusts ("SMATs") - The Partnership classifies its CMO bonds, residual interests, and SMATs portfolio as trading securities since the securities are being held with the intent of selling them in the near term. Accordingly, such assets are stated  at  fair  value  and  unrealized  gains  and  losses  are recognized in earnings. The Partnership classifies its investment securities as available for sale. Accordingly, such assets are stated at fair value and unrealized gains and losses are recognized as a component of partners' capital.

Deferred Acquisition, Transaction and Borrowing Costs - Deferred borrowing costs are amortized over the life of the servicing facility agreement using the straight-line method which approximates the effective interest method. Deferred acquisition and transaction costs are amortized over a period of five to fifteen years using the straight-line method.

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

Investment in Affiliates - HMCLP recorded its 50% investment in HTP based on the equity method of accounting for the year ended December 31, 1996. HMCLP recorded its investment in affiliates
(TMC) based on the equity method of accounting for the period from June 30, 1994 through March 31, 1995. HMCLP's initial investment in TMC exceeded its underlying equity in net assets by approximately $1.1 million for which amortization of $18 thousand and $35 thousand has been recognized in the accompanying statement of operations for the three months ended March 31, 1995 and six months ended December 31, 1994,
respectively.   Excess cost was amortized  on  a  straight-line
basis over a period of 15 years.

Excess  Cost  Over  Identifiable Tangible and  Intangible  Assets
Acquired - Excess cost over identifiable tangible and intangible assets acquired is amortized using the straight-line method over 15 years.

Loan Servicing Fees and Servicing Costs - Loan servicing fees are based on a contractual percentage of the unpaid principal balance of the related loans and are recognized in income as earned.
Servicing costs are charged to operations as incurred.

Investment  Income  Net  of Interest  Expense  -
Investment income net of interest expense on escrows includes primarily the gain on sale of reinstated loans, interest income on investment in loans repurchased from GNMA pools, net of interest expense on related borrowings to fund such investments and the earnings derived from the servicing portfolio custodial balances. See Notes 3, 4, 7 and 10.

Loan Production Fees and Costs - Certain direct loan production fees and costs associated with mortgage loans held for sale are deferred until the related loans are sold.

Foreclosure, Repurchase, and Indemnification Reserves - Foreclosure reserves are maintained to provide for an estimate of the losses associated with delinquent loans and loans in foreclosure or bankruptcy ("Defaulted Loans"). The reserves are established based on management's expectations and historical loss experience and are adjusted periodically through charges to current operations to reflect changes in the Defaulted Loans, net of actual charge-offs. In addition, the Partnership establishes foreclosure reserves related to Defaulted Loans for each purchased servicing asset at the time of acquisition in accordance with its existing reserve policy. See Note 14.

As part of its production operations, the Partnership is subject to certain repurchase and indemnification provisions through its contractual agreements with the investors to which it sells mortgage loans. These provisions generally provide that the Partnership repurchase from the investor, mortgage loans in which
an    origination  (i.e.,  underwriting)  defect  is
discovered. The investor, however, may require the Partnership to indemnify them against losses that result from an origination defect rather than repurchase the loan. The reserve is based on management's expectations and historical loss experience. The provisions for this reserve are charged against loan production and secondary marketing costs. See Note 8.

Income Taxes - The Partnership is a limited partnership and is not liable for federal income taxes, however, individual unitholders have liability for income taxes. As a result of the provisions currently in the tax law, the Partnership could be taxed as a corporation for federal income tax purposes for its tax year beginning on January 1, 1998. See Notes 16 and 21.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SFAS No. 121 - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"), which is effective for the Partnership in fiscal 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Partnership be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership has adopted the principles of this statement within the accompanying consolidated financial statements; however, there was no impact on the Partnership's consolidated financial condition or results of operations as a result of adopting SFAS No. 121.

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

SFAS No. 123 - During the year ended December 31, 1996 the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The adoption of SFAS No. 123 resulted only in additional disclosure requirements and had no effect on the Partnership's consolidated financial position or results of operations as the Partnership continues to adhere to the accounting principles provided for in APB No. 25 in its financial statements.

SFAS   No.  125  -  In  August  1996,  the  Financial  Accounting
Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS No. 125"). SFAS No. 125 provides new accounting and financial reporting requirements for sales, securitizations, and servicing of receivables and other financial assets, for secured borrowing and collateral transactions, and for extinguishments of liabilities. SFAS No. 125 is applicable to transactions occurring after December 31, 1996. However, the FASB has issued an amendment, Statement of Financial Accounting Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 that would delay until 1998 the effective date of certain of SFAS No. 125's provisions that deal with transactions such as securities lending, repurchase and dollar repurchase agreements. The other provisions of SFAS No. 125 will continue to be effective January 1, 1997.

SFAS No. 125 significantly changes the criteria for determining whether a transfer of financial assets represents a sale of the assets or a collateralized borrowing arrangement. As a result, some forms of transactions that presently are recognized as sales of assets and, therefore, are off-balance sheet, will be treated as financing transactions under SFAS No. 125 unless the transaction structures are revised. The Partnership will adopt this statement effective January 1, 1997; however, it is not anticipated that under the current provisions, it will have a material effect on the Partnership's financial condition and results of operations. SFAS No. 125 will not change balance sheet classification of sales transactions consummated prior to December 31, 1996.

Note 3.   Mortgage Servicing Portfolio

The Partnership's mortgage servicing and subservicing portfolio included loans in all 50 states and the District of Columbia.
The following table shows the geographic concentration of the mortgage servicing portfolio:

                          December 31,          December 31,
                              1996                  1995

California                   48.1%                   26.6%
Florida                       5.3%                    8.0%
Texas                         5.6%                    7.8%
Maryland                      5.1%                    3.5%
Arizona                       5.3%                    4.4%
Other*                       30.6%                   49.7%
Total                       100.0%                  100.0%

* Loans from no other state exceed 5% of the principal balance of loans in the portfolio in either year.

The Partnership's servicing and subservicing portfolio (unpaid principal balances and number of loans) was comprised of the following (in thousands except number of loans):

                        December 31, 1996        December 31, 1995
                       Principal  Number of     Principal   Number
                        Balance     Loans        Balance      of
                                                            Loans
Servicing:
   GNMA Loans         $1,199,205   16,131       $4,262,160   79,994
   Other,  primarily   2,106,391   24,744        1,768,924   20,218
     Agency loans
   Serviced    for        50,296      811          161,395    2,663
     affiliates
Total Servicing        3,355,892   41,686        6,192,479  102,875

Subservicing             325,464    3,455          148,923    1,542

Total Portfolio       $3,681,356   45,141       $6,341,402  104,417

As of December 31, 1996 and 1995, the total GNMA loans serviced include loans insured by the Federal Housing Administration ("FHA") of 9,942 and 58,539, respectively, and loans guaranteed by the Veterans Administration ("VA") of 6,189 and 21,455, respectively. In addition, at December 31, 1996, the Partnership services 4,960 FHA and VA loans for certain other investors not included in GNMA Loans which are potentially subject to the same losses experienced on GNMA loans that complete the foreclosure process.

Other, primarily agency loans serviced by the Partnership are generally securitized through FNMA or Freddie Mac programs on a non-recourse basis, whereby foreclosure losses are generally the responsibility of the respective agency or investor and not of the Partnership. GNMA loans serviced by the Partnership are securitized through GNMA programs, whereby the Partnership is insured against certain losses by the FHA or partially guaranteed against loss by the VA, however, the Partnership is subject to foreclosure risk. The Partnership is not responsible for foreclosure losses associated with loans subserviced for others unless the Partnership defaults in its servicing obligations.

In connection with mortgage servicing and subservicing activities, the Partnership segregates tax and insurance ("T&I") escrow and principal and interest ("P&I") custodial funds in separate trust accounts maintained at federally insured financial institutions and excludes these balances from its consolidated balance sheet. For the years ended December 31, 1996 and December 31, 1995, these T&I and P&I balances averaged approximately $112.7 million and $71.9 million, respectively.

At  December  31,  1996, errors and omissions and  fidelity  bond
insurance   coverage  was  $10.0  million  and   $10.0   million,
respectively.

In conjunction with the performance of mortgage banking activities, the Partnership's subsidiary, HMCLP, is subject to minimum net worth requirements established by GNMA, FNMA, Freddie Mac and the Department of Housing and Urban Development ("HUD"). At December 31, 1996 and 1995, HMCLP's eligible net worth exceeded these requirements.

Note 4.   Mortgage Servicing Rights

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, which was effective for fiscal years beginning after December 15, 1995, with earlier application encouraged. SFAS No. 122, however, prohibited retroactive application to prior years. SFAS No. 122, among other things, modified accounting for originated mortgage servicing rights by mortgage banking enterprises. The change eliminated the separate treatment of servicing rights acquired through loan origination and those acquired through purchase transactions, as previously required under SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Accordingly, the Partnership's consolidated financial statements through December 31, 1994 were accounted for under SFAS No. 65. The Partnership adopted SFAS No. 122 in the quarter ended September 30, 1995 retroactive to January 1, 1995 and its consolidated financial statements for the first and second quarters of 1995 were restated to reflect the impact of adopting SFAS No. 122.

SFAS No. 122 required that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. The fair value of the Partnership's government product mortgage servicing rights ("MSRs") created during the year ended December 31, 1996 and 1995 was determined by an independent third party valuation based on market characteristics during the quarter in which the mortgage servicing rights were created. The fair value of the Partnership's conventional product mortgage servicing rights created during the year ended December 31, 1996 and 1995 was based on third party quoted market prices for similar products.

SFAS No. 122 also required that all capitalized MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. In determining servicing value impairment at the end of each quarter, the mortgage servicing
portfolio   was   disaggregated   into   its   predominant   risk
characteristics.   As  noted previously, the Partnership  adopted
SFAS No. 122 during the quarter ended September 30, 1995 retroactive to January 1, 1995. The Partnership reallocated its total book basis in its mortgage servicing rights (which had previously been recorded on an acquisition-by-acquisition basis) as of January 1, 1995 to its new risk stratum based on a relative
fair  value  basis.   The Partnership has determined  those  risk
characteristics  to  be  loan  type  and  interest  rate.   These
segments  of  the  portfolio were then valued by  an  independent
third  party to determine the fair value of the MSRs.   The  fair
value, as determined by independent appraisal, was then compared with the book value, net of the foreclosure reserve, of each segment to determine if a reserve for impairment was required. As of December 31, 1995 a valuation allowance of approximately $1.1 million was recorded against various portfolio risk stratum. During the year ended December 31, 1996, the Partnership reversed the valuation allowance recorded as of December 31, 1995.

Prior to the adoption of SFAS No. 122, the Partnership accounted for mortgage servicing rights under SFAS No. 65. Accordingly, the Partnership evaluated the realizability of each purchased servicing rights portfolio based upon the future undiscounted net servicing income related to each portfolio on a disaggregated basis. The level of disaggregation resulted in the grouping of loans with similar characteristics (e.g., purchase by purchase, coupon interest rates, loan type, and maturity). If the future undiscounted net servicing income related to each portfolio exceeded the asset's carrying amount, a write-down was recorded for that amount.

The following table presents a summary rollforward of the Partnership's mortgage servicing rights, net of accumulated amortization (in thousands):

Balance  at December 31, 1993                 $ 22,194

Acquisitions                                    18,803
Sales                                             (867)
Scheduled Amortization*                         (5,692)
Amortization due to acquisitions                (1,453)
Reduction  in scheduled amortization  due  to
changes in anticipated prepayements                914
Balance  at December 31, 1994                  $33,899

Acquisitions                                    38,656
Capitalized OMSRs in connection  with  SFAS     12,913
No. 122
Scheduled amortization*                         (5,058)
Amortization due to acquisitions                (3,314)
Unscheduled amortization                          (118)
Valuation allowance                             (1,132)
Balance  at December 31, 1995                  $75,846

Capitalized OMSRs in connection  with  SFAS     25,099
  No. 122
Scheduled amortization*                        (12,786)
Bulk sales of servicing                        (49,062)
Reduction in scheduled amortization due  to      1,807
  loan sales
Valuation allowance recovery                     1,132
Other                                             (263)
Balance  at December 31, 1996                  $41,773

* Scheduled amortization is based on estimates made at the beginning of each fiscal year.

As previously discussed, SFAS No. 122 prohibited retroactive application for OMSRs created prior to the fiscal year in which the Partnership adopted the new accounting pronouncement. As a result the Partnership, at December 31, 1996, owns servicing rights related to approximately $657 million in mortgage loans that are not capitalized in its consolidated financial statements. Further, SFAS No. 122 prohibited the recognition of fair value in excess of the book basis of the MSRs. As a result, the Partnership has off-balance sheet value associated with its non-capitalized MSRs, as well as the excess in fair value of the MSRs capitalized in the consolidated financial statements.

On October 4, 1996, the Partnership executed a Purchase and Sale Agreement with Source One Mortgage Services Corporation, an
unrelated   third  party,  for  the  sale  of  the  Partnership's
servicing  rights related to high coupon GNMA loans  with  unpaid
principal  balances  totaling approximately  $2.8  billion.   The
Partnership took advantage of favorable market conditions in deciding to sell its GNMA portfolio. The transfer of the
servicing  responsibilities occurred on  November 1,  1996.   The
sale of the servicing rights was recognized by the Partnership during the three months ended December 31, 1996. The Partnership recognized a net gain on the transaction of approximately $2.7
million.   The  expected  proceeds from the  sale  were  $50.4
million of which $40.2 million was outstanding at December 31, 1996. The receivable is included in the borrowing base supporting HMCLP's servicing facility (see Note 10). During the first quarter of 1997 approximately $21.4 million was received and used to reduce the Partnership's servicing facility. The remaining net proceeds are expected to be received pursuant to the terms of the Purchase and Sale Agreement of which a substantial portion of the receivable will be received upon completion of various tasks associated with the GNMA pool recertification process.

During the year ended December 31, 1996, the Partnership entered into a bulk servicing sale agreement, with an unrelated third party, to sell the servicing rights related to a portion of its conventional servicing portfolio with unpaid principal balances totaling approximately $244.9 million. The Partnership recognized a gain on sale of approximately $0.2 million. In addition, the Partnership entered into a flow servicing contract, with the same party, to sell the servicing rights related to a certain portion of the conventional loans it originated. The Partnership sold the servicing rights to mortgage loans with unpaid principal balances totaling approximately $540.4 million resulting in a $6.0 million receivable under this flow servicing contract as of December 31, 1996, of which $5.2 million has been collected subsequent to year end.

During the year ended December 31, 1996, the Partnership entered into a transaction to sell its investment in certain loans repurchased from GNMA pools to an unrelated third party. At December 31, 1996, the Partnership had receivables from such sales totaling approximately $5.7 million. These loans were sold with recourse on a servicing retained basis.

During the quarter ended September 30, 1995, the Partnership acquired approximately $1.4 billion of GNMA mortgage servicing rights from an unaffiliated third party. The Partnership negotiated with the third party to subservice the mortgage loans until the fourth quarter of 1995, at which time the loans were transferred to the Partnership. During that time period, the Partnership received servicing fees and ancillary income and paid a subservicing fee. In addition, the seller financed a portion of the purchase price which is reflected in installment purchase obligations in the accompanying consolidated financial statements.

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

The Partnership retained the servicing rights to approximately $1.3 billion of loans originated and sold during 1996 of which approximately $26.8 million was capitalized to the consolidated balance sheets. In addition, the Partnership capitalized OMSRs on mortgage loans held for sale, of approximately $0.2 million, with underlying principal balances totaling approximately $21.5 million at December 31, 1996.

Note 5.   Mortgage Loan Production

The Partnership originates and purchases mortgage loans insured by the FHA, mortgage loans partially guaranteed by the VA, conventional conforming and nonconforming mortgage loans, home equity loans and nonconforming credit loans (e.g., B Paper loans). During the years ended December 31, 1996, 1995, and 1994 HMCLP originated approximately $3.2 billion, $1.5 billion and $1.1 billion of mortgage loans, respectively.

Note 6. CMO Bonds, Residual Interests, Investment Securities and SMATs

In conjunction with the Exchange Transaction, the Partnership acquired investments in CMO bonds and residual interest portfolios. As of December 31, 1996, the Partnership's CMO bonds and residual interests portfolio consisted primarily of FNMA issues with various durations ranging from five to eleven years. These securities are classified as trading securities since the Partnership is actively seeking to sell the portfolio. The securities are carried at fair value and unrealized gains and losses are reported in earnings. Because no quoted market prices are available for CMO bonds and residual interests, fair market value generally represents the estimated amount at which such CMO bonds and residual interests could be exchanged in a transaction between willing parties. Fair value is based on anticipated future cash flows utilizing projections of future prepayment rates based on current market participants' prepayment rate assumptions and future long-term estimates of short-term interest rates. Projected cash flows are discounted using estimates of discount rates established in market transactions for financial instruments with similar underlying characteristics and risks. For the years ended December 31, 1996 and 1995, the CMO bonds and residual interests were held as trading securities and net unrealized gains of approximately $1.9 million and $0.6 million, respectively, are reflected in the consolidated statement of operations. Additionally, during the year ended December 31, 1996, the Partnership sold a residual interest and recorded and realized a gain of approximately $2.5 million.

At December 31, 1996 and December 31, 1995, the balance of investment securities consisted of a 100% interest in an interest-only strip derivative (see Note 9) of a pool of FNMA mortgage-
backed  securities  ("MBS").   The  securities  had  an  original
principal balance of $12 million on April 1, 1988.  The interest-
only   security   had   an  outstanding  principal   balance   of
approximately $1.7 million as of December 31, 1996, a maturity date of April 1, 2018, and a coupon rate of 8.5%. At December 31, 1996 and 1995, the investment securities were held as available  for sale net of an allowance for unrealized losses  of
approximately  $81  thousand.   Changes  in  this  allowance  are
reflected as a separate component of partners' capital.

In conjunction with the Exchange Transaction, the Partnership acquired investments in SMATs which are investments that indirectly entitle the Partnership to the residual cash flows generated by mortgage-related assets underlying an issuance of a mortgage-related securities transaction. In a mortgage-related securities transaction, the residual cash flows generated represent the excess cash flows after all required payments including administrative expenses have been disbursed pursuant to the terms of the mortgage related securities transaction. As the indirect owner of these residual cash flows the Partnership retains the option to call or redeem the underlying collateral once the balance falls below a minimum required amount. These investments are classified as trading securities since the Partnership is actively seeking to sell these investments. Fair market value of these investments generally represents the estimated amount which such investments could be exchanged in a transaction between willing parties. Fair value is based on estimated future cash flows utilizing estimates of the value of the underlying collateral, future prepayment rates, timing of the anticipated call date, and other factors impacting the value of the underlying collateral. Projected cash flows are discounted using estimates of discount rates established in market transactions for instruments with similar underlying characteristics and risks.

The SMATs are collateralized by FNMA mortgage backed securities with coupon rates ranging from 9% to 9.50%. As of the date of the Exchange Transaction the fair market value of these investments
was  estimated  to  total approximately  $700  thousand.   As  of
December  31,  1995  the  fair market  value  of  the  SMATs  was approximately  $3.1  million.  During  1995,
the  Partnership  recognized an unrealized gain of  $2.4  million
associated  with  its  investments in SMATs.   During  the  first
quarter of 1996, the Partnership realized the $2.4 million gain through the sale of a portion of its SMATs portfolio. The unsold SMAT had a fair value of $0 at December 31,1996.

Note 7.   Investment in  Loans Repurchased from GNMA Pools

As noted previously, a substantial portion of the Partnership's servicing rights relate to GNMA servicing contracts. Under GNMA servicing contracts, the servicer is required to advance principal and interest payments to investors on a scheduled basis and to make advances for taxes, insurance and foreclosure related expenses in the event that a borrower is delinquent on their monthly payments. Among other things, the ultimate foreclosure loss on GNMA servicing is a factor of the interest spread between the interest remitted by the servicer to the investors and the interest reimbursed to the servicer by HUD (FHA loans) or the VA upon completion of a foreclosure.

In order to reduce the interest remitted to investors and thus partially reduce the resulting foreclosure losses on defaulted loans, the Partnership has implemented a buyout program. GNMA guidelines allow for a servicer to purchase a loan out of a GNMA pool once the loan becomes 90 days past due. Upon the buyout of a loan, the servicer's responsibility to advance principal and interest payments to investors is terminated.

A significant portion of the buyout loans have been resold to affiliated entities on a servicing retained basis. Under the affiliated servicing contracts the Partnership has reduced its interest pass through requirements by approximately 100 basis points which has resulted in a direct reduction in the foreclosure loss reserve requirement on these loans. The reduction in foreclosure loss reserve requirement is reflected as a gain on sale of defaulted loans to affiliates of $678 thousand and $744 thousand for the years ended December 31, 1996 and 1995, respectively. In addition, the affiliated servicing contracts call for the affiliated entities to make all servicing advances and require payment of principal and interest and unreimbursed advances upon completion of a foreclosure or upon receipt of a borrower payment, thus, significantly reducing the Partnership's advance requirements and improving the liquidity of the Partnership. See Note 11.

Beginning  in  1996, the Partnership retained a  portion  of  the buyout loans for its own investment portfolio. At December 31, 1996, the balance of the retained buyout loans, net of reserves totaling approximately $1.1 million, was approximately $40.1 million, consisting of principal, interest and advances. The Partnership has entered into a borrowing arrangement with an affiliated entity to provide financing for the retained buyout loans. At December 31, 1996, the outstanding balance of such borrowing was approximately $36.6 million. This borrowing generally bears interest at LIBOR plus 1% to LIBOR plus 2.25%. The Partnership recognized interest income and interest expense of approximately $2.1 million and $1.7 million, respectively on its portfolio of buyout loans for the year ended December 31, 1996.

As part of the buyout program, the Partnership has implemented a program of resecuritizing loans which have come current subsequent to being repurchased from GNMA pools ("reinstated loans"). The reinstated loans are resecuritized and sold to institutional investors. For the year ended December 31, 1996, the Partnership recognized $2.8 million in gains on sales of reinstated loans.

Note 8.       Mortgage Loans Held for Investment

Mortgage loans held for investment consists of loans that have been originated by the Partnership and repurchased from investors to whom the Partnership had sold the loan. As part of the origination process, the Partnership is subject to certain repurchase and indemnification provisions though its contractual agreements with the investors to whom it sells mortgage loans. These provisions provide that the Partnership repurchase from the investor, mortgage loans in which a servicing or origination (i.e., underwriting) defect is discovered.

At December 31, 1996, the Partnership had repurchased approximately $3.5 million of mortgage loans it had originated or serviced. These loans had reserves recorded against them of approximately $0.3 million reflected in the accompanying December 31, 1996 consolidated financial statements of which approximately $0.2 million was provided for during the year ended December 31, 1996 and was reflected as a charge to loan production and
secondary marketing costs.   See Note 14.

The investor, however, may require the Partnership to indemnify them against losses that result from an origination defect rather than repurchase the loan. At December 31, 1996, the Partnership had been notified of certain other loans in which
a   possible   origination   defect  might   exist.
Accordingly, the Partnership has established a reserve for such loans it anticipates will have to be repurchased or indemnified. This reserve totaled approximately $1.8 million at December 31, 1996 and is reflected in foreclosure, repurchase and indemnification reserves in the accompanying consolidated financial statements. Further, this provision was reflected as a charge to loan production and secondary marketing costs. The increase in this liability is required as a result of (i) the increase in origination volume in 1996 and (ii) the acceleration of assertions of claims in the beginning of 1997 after the Partnership's February announcement of its plan to liquidate during 1997. The reserve was based on management's evaluation of information currently available to it.

Note 9.   Other Mortgage-Related Assets

The Partnership owns a prepayment cap to reduce the prepayment risks associated with the mortgage servicing portfolio. The Partnership is entitled to a monthly payment when the reference portfolio runoff rate exceeds the strike PSA of 485%. The reference portfolio is a FNMA 10% MBS issued in 1986. The prepayment cap did not meet the requirements for hedge accounting and therefore, was accounted for as a trading instrument. The prepayment cap, which was acquired as a result of the Exchange Transaction at no cost, had a market value of $0 at December 31, 1996 and 1995. The termination date of the cap was January 31, 1997.

In addition, the Partnership owns a LIBOR interest rate floor instrument to help manage a portion of the interest rate risk associated with its MSRs. The LIBOR floor did not meet the requirements for hedge accounting and therefore, was accounted for as a trading instrument. The Partnership is entitled to a monthly payment when the LIBOR rate falls below the strike rate of 4.00%. The floor, which was acquired as a result of the Exchange Transaction at no cost, had a market value of $0 at December 31, 1996 and 1995. The termination date of the floor is September 30, 1997.

Note 10.  Bank Debt

On July 30, 1996, the Partnership refinanced its credit facilities which resulted in a $75 million revolving servicing facility which converts to a five-year term facility after one year; a $375 million revolving warehouse credit facility consisting of two tranches: (i) a $300 million revolving committed warehouse facility and (ii) a $75 million discretionary facility for early funding programs; and a revolving working capital facility of approximately $45 million to provide financing for servicing advances and repurchased loans held for sale. This refinancing allowed the Partnership to manage its liquidity for its servicing and production operations and to repay its borrowings to affiliates.


The servicing facility consisted of the following (in thousands):

                                     December 31,       December 31,
                                         1996              1995

Servicing  facility  due   in
quarterly           principal
installments  following   the
month  in which the Servicing
Conversion Date occurs.   The
Servicing Conversion Date  is
defined  as  the  earlier  of
July 28, 1997 or the date the
Partnership   utilizes    the
maximum  loan amount  of  $75
million.  Interest  is   paid
monthly.     The    servicing
facility   matures   on   the
earlier  of (a) the last  day
of  the  60th month following
the   month   in  which   the
Servicing   Conversion   Date
occurs or (b) July 17,  2002.
The  servicing  facility   is
secured by substantially  all
of    the   assets   of   the
Partnership,    other    than
mortgage loans held for  sale
and   assets  securing  other
debt.   The interest rate  is
subject   to   reduction   by
certain  compensating balance
arrangements with respect  to
escrow   and  agency  premium
deposit balances.                      $54,400                  --


Servicing  facility  due   in
quarterly           principal
installments         totaling
approximately  $2.1   million
each  quarter.  Interest  was
paid  monthly.  The servicing
facility was repaid July  30,
1996   and  was  secured   by
substantially  all   of   the
assets  of  the  Partnership,
other   than  mortgage  loans
held   for  sale  and  assets
securing  other  debt.    The
interest rate was subject  to
reduction     by      certain
compensating          balance
arrangements with respect  to
escrow   and  agency  premium
deposit balances.                          --              37,215


Total                                 $54,400             $37,215


Lines of credit and short-term borrowings consisted of the following (in thousands):

                                     December 31,       December 31,
                                         1996               1995
A  warehouse line of credit to
fund    the    purchase     or
origination   of   residential
mortgage loans with a  maximum
availability of $300.0 million
at  December 31,  1996.   This
line  of  credit matures  July
28,  1997  and advances  under
this  line are secured by  the
individual mortgage loans  and
related  assets. The  interest
rate  is  subject to reduction
by     certain    compensating
balance   arrangements    with
respect  to escrow and  agency
premium deposit balances.             188,254                 --


A  warehouse line of credit to
fund    the    purchase     or
origination   of   residential
mortgage loans with a  maximum
availability of $200.0 million
at  December 31,  1995.   This
line  of  credit matured  July
30,  1996  and advances  under
this line were secured by  the
individual mortgage loans  and
related  assets. The  interest
rate  was subject to reduction
by     certain    compensating
balance   arrangements    with
respect  to escrow and  agency
premium deposit balances.                  --            200,000

                                     December 31,       December 31,
                                         1996              1995
A   working  capital  line  of
credit to fund: (i) taxes and
insurance  advances  made   on
behalf    of   borrowers    of
residential   mortgage   loans
with a maximum availability of
$25.0 million at December  31,
1996;   (ii)   principal   and
interest  advances   made   on
behalf    of   borrowers    of
residential   mortgage   loans
with a maximum availability of
$15.0 million at December  31,
1996;     and    (iii)     the
origination or acquisition  of
residential  loans  held   for
investment  purposes  with   a
maximum  availability of  $5.0
million at December 31,  1996.
This  line  of credit  matures
July  28,  1997  and  advances
under this line are secured by
the      related     advances,
individual mortgage loans  and
related  assets.  The interest
rate  is  subject to reduction
by     certain    compensating
balance   arrangements    with
respect  to escrow and  agency
premium deposit balances.              11,960                --

A   letter   agreement   dated
December 29, 1995 to fund  the
purchase  and  origination  of
residential   mortgage   loans
with a maximum availability of
$25  million  at December  31,
1995.   This agreement expired
January  31, 1996 and advances
under   this  agreement   were
secured   by   the  individual
mortgage  loans  and   related
assets.   Advances under  this
agreement      reduce      the
availability     of     unused
portions  of  other  lines  of
credit   available   to    the
Partnership.    The   interest
rate was subject to reductions
by     certain    compensating
balance   arrangements    with
respect  to escrow and  agency
premium deposit balances.                  --              8,091

                                     December 31,       December 31,
                                         1996              1995
A line of credit to fund taxes
and insurance advances made on
behalf    of   borrowers    of
residential   mortgage   loans
with a maximum availability of
$5.0  million at December  31,
1995.   This  line  of  credit
matured  July  31,  1996   and
advances under this line  were
secured    by   the    related
advances.   The interest  rate
was  subject  to reduction  by
certain  compensating  balance
arrangements with  respect  to
escrow   and  agency   premium
deposit balances.                          --               5,000

A   line  of  credit  to  fund
principal     and     interest
advances  made  on  behalf  of
borrowers    of    residential
mortgage loans with a  maximum
availability of $15.0  million
at  December 31,  1995.   This
line  of  credit matured  July
31,  1996  and advances  under
this line were secured by  the
related     advances.      The
interest  rate was subject  to
reduction      by      certain
compensating           balance
arrangements with  respect  to
escrow   and  agency   premium
deposit balances.                          --               2,300

Repurchase agreements  with  a
securities    dealer     (Bear
Stearns)   secured   by    the
Partnership's  CMO  bond   and
residual  interest  portfolio.
The    repurchase    liability
amounts  mature  monthly   and
bear  interest at  LIBOR  plus
1.50%.                                  1,679               1,733

Short-term funding obligations         10,495              15,020

Total                                $212,388            $232,144

Short-term  funding  obligations represent  obligations  to  fund
originations.   These  funding  obligations  were   met   through
subsequent bank borrowings and/or the Partnership's available liquidity.

In conjunction with the servicing facility discussed above, the Partnership has a maximum availability of $75 million to finance or refinance the origination or acquisition of mortgage servicing rights up to 65% of the market value of the servicing portfolio as determined by an independent third party appraiser. The servicing facility is subject to quarterly mandatory prepayments in an amount equal to the amount by which the aggregate monthly amortization payment then due exceeds 65% of the appraised value of the qualified servicing portfolio as determined by an independent third party appraisal. No such mandatory prepayments occurred during 1996. The line availability must be utilized by July 28, 1997.

In addition, the Partnership has a $100 million line of credit to finance the acquisitions of high-grade, short-term investments as defined pursuant to the Investment Line Agreement. Advances on the line of credit are secured by the acquired investments. The Partnership utilized the entire line of credit during the last quarter of 1996 and realized net earnings of approximately $0.7 million. No amounts were outstanding on this line at December 31, 1996.

The weighted average interest rate and the maximum and average amounts outstanding for such obligations for the years ending
December 31, 1996 and 1995 (in thousands) are as follows:


                     1996                           1995
          Weighted  Maximum  Average    Weighted  Maximum   Average
          Average   Outstan  Outstan    Average   Outstand  Outstan
            Rate     ding      ding       Rate     ing       ding

Lines of  5.16%     301,720  192,506     5.28%     215,391   95,547
Credit
Servicing
Facility  6.58%      60,500   44,736     4.34%      41,350   29,475

  Total   5.43%     362,220  237,242     5.06%     256,741  125,022

If the compensating balance arrangements were not in effect, the total weighted average effective interest rate under such credit agreements would have been 6.77% and 7.54% for the years ended December 31, 1996 and 1995, respectively, and the Partnership would have been charged an additional $3.4 million and $3.1 million in interest for the years ended December 31, 1996 and 1995, respectively.

The  Partnership must meet certain debt covenant requirements  in accordance with its bank debt agreements.  At December  31,  1996
and   1995,  the  Partnership  met  all  of  its  debt   covenant
requirements.

Note 11.       Transactions with Affiliates

The General Partner receives an annual management fee equal to 1/2 of 1% of the initial investment of the Preferred Unitholders (the "Base Management Amount"). Such fee increases proportionately to reflect the raising of additional capital through the subsequent issuance of Units or other interests in the Partnership. These fees are not subject to reduction in the event that the Partnership sustains losses. The General Partner has contracted with Harbourton whereby Harbourton performs all of the management functions. Accordingly, the General Partner recognized management fees (see discussion below) due to Harbourton totaling approximately $609 thousand for the year ended December 31, 1996.

Western was a party to a management services agreement with Harbourton and paid Harbourton approximately $300 thousand in management fees under the management services agreement during the year ended December 31, 1994. HMCLP was also a party to a management agreement with Harbourton and paid management fees of approximately $100 thousand during the year ended December 31, 1994.

The General Partner is reimbursed for the portion of its expenses allocable to its activities in connection with the Partnership's business. The maximum aggregate amount of allocable expenses for which the Partnership is obligated to reimburse the General Partner in a fiscal year is an amount equal to 0.9% of the initial investment of the Preferred Unitholders. The Partnership recognized approximately $965 thousand and $395 thousand for direct and allocable expenses incurred for the years ended December 31, 1996 and 1995, respectively.

During the year ended December 31, 1996, the Partnership borrowed from an affiliate to fund its investment in loans repurchased from GNMA pools. These borrowings are secured by the investments and will be repaid upon disposition of the asset. These borrowings generally bear interest at LIBOR plus 1% to LIBOR plus 2.25%. Interest incurred during the year approximated $1.7 million. At December 31, 1996, the Partnership had approximately $36.6 million outstanding which is classified as notes payable to affiliates in the accompanying consolidated financial statements. The affiliate participates in the profits of these loans which reinstate.

The Partnership has a working capital subordinated debt line with Harbourton that was subordinate to all other loans with banks. These borrowings generally bear interest at prime to prime plus 2% and LIBOR plus 1%. Interest incurred during the years ended December 31, 1996, 1995, and 1994 approximated $0.6 million, $0.4 million and $0.1 million, respectively. At December 31, 1996 and 1995, the Partnership had outstanding borrowings of approximately $1.2 million and $0 million, respectively which are classified as notes payable to affiliates in the accompanying consolidated financial statements.

The  Partnership  has  notes with its affiliates  PVSCLP
and PVMC. These borrowings bear interest at prime plus 2%. Interest incurred during the year approximated $34 thousand. At December 31, 1996 and 1995, the Partnership had approximately $0.3 million outstanding which is classified as notes payable to affiliates in the accompanying consolidated financial statements.

The Partnership has a notes payable to an affiliated party which bears interest at prime plus 2%. Interest incurred during the year approximated $24 thousand. At December 31, 1996 and 1995, the Partnership had approximately $0.3 million outstanding which is classified as notes payable to affiliates in the accompanying consolidated financial statements.

The Partnership has entered into transactions pursuant to which it repurchases delinquent loans from GNMA pools which it services and resells such loans on a servicing retained basis to Santa Cruz Partners, Skillman Partners, and Harbourton Reassurance, Inc., affiliates of the Partnership and Harbourton. As of December 31, 1996 and December 31, 1995, the ending balance of loans purchased out of securitized pools and sold to these affiliates totaled approximately $48.2 million and $157.9 million, respectively. These loans are being serviced by the
Partnership on behalf of the affiliated companies. The associated mortgage servicing is reflected in the Serviced for
Affiliates portion of the Partnership's servicing portfolio as presented in the notes to the consolidated financial statements. Such transactions are expected to benefit the Partnership by reducing the Partnership's related foreclosure loss through the reduction of the pass-through rate due to the investor (owner of the loan). The reduction in foreclosure loss reserve requirement is reflected as a gain on sale of defaulted loans to affiliates in the accompanying consolidated financial statements. In addition, the Partnership's advance requirement for its GNMA servicing will be reduced as the servicing contract with the affiliates is actual/actual as opposed to GNMA's scheduled/scheduled requirement.

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

Note 12.  Western Transaction

As noted previously, on July 31, 1995 the Partnership completed its acquisition of Western. The Western Transaction was accounted for as a reorganization of entities under common control similar to a pooling-of-interests. Accordingly, the consolidated results of operations for the years ended December 31, 1995 and 1994 include the operations of both Western and HMCLP as though the combination occurred at the inception date of HMCLP and Western. The following table summarizes the results of operations for the individual partnerships prior to the combination (in thousands):

                                       Year Ended
                                   December 31, 1994
                                    Western    HMCLP

      Revenues*                     $13,644   $25,490
      Expenses                      (12,668)  (21,632)
      Net Income                    $   976   $ 3,858


* Includes gain on bulk sale of originated servicing of $2,957 and $0, respectively, and equity in earnings of affiliates of $0 and ($374), respectively.

Note 13.  Proforma Earnings

As noted previously, on March 14, 1995, the Exchange Transaction was consummated. Accordingly, HMCLP became a subsidiary of HBT and TMC became an indirectly wholly-owned subsidiary of HBT, with an aggregate 50% equity interest owned by HBT and an aggregate 50% equity interest owned by HMCLP. Had the transactions occurred at the beginning of the periods presented in the accompanying consolidated statements of operations, proforma results of operations would have been as follows for the years ended December 31 (in thousands):

                                   1995          1994
Total revenues*               $  67,532       $ 48,598
Total expenses                  (52,820)       (42,784)
Net income                    $  14,712      $   5,814

*     Includes  gain  on bulk sale of servicing of  approximately
$9,148 and $2,957, respectively.

Note 14.  Foreclosure, Repurchase and Indemnification Reserves

The Partnership is subject to inherent losses in its loan servicing portfolio due to loan foreclosures. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in increased foreclosure costs being borne by servicers. The Partnership has evaluated its exposure to such losses based on loan delinquency status, foreclosure expectancy rates and historical foreclosure loss experience. The Partnership has established a reserve for its investment in loans repurchased from GNMA pools, advances receivable and for losses it will experience in future periods as loans complete the foreclosure process totaling approximately $9.1 million and $10.4 million as of December 31, 1996 and 1995, respectively. Required adjustments, if any, to the established reserve will be reflected in earnings in the periods in which they become known.

In addition, as part of the production operations, the Partnership is subject to certain repurchase and indemnification provisions through its contractual agreements with the investors to which it sells mortgage loans. These provisions provide that the Partnership repurchase from the investor, mortgage loans in which an origination (i.e., underwriting) defect is discovered. The investor, however, may require the Partnership to indemnify them against losses that result from an origination defect rather than repurchase the loan. The reserve is based on management's expectations and historical loss experience and totaled approximately $1.8 million and $0 million at December 31, 1996 and 1995, respectively.

Further, as noted previously, the Partnership executed a Purchase and Sale Agreement, with an unrelated third party, for the sale of the Partnership's servicing rights related to high coupon GNMA. As part of this agreement, the Partnership was required to indemnify the buyer against certain foreclosure losses related to VA loans (i.e., VA no-bids and VA buydowns). A liability for approximately $0.6 million was established at the time of the sale which reduced the gain on bulk sales of servicing in the accompanying consolidated financial statements.

The following is a summary of foreclosure, repurchase and indemnification reserves at December 31, 1996 and 1995 (in thousands):

                                            1996           1995

Reserves for foreclosures                $ 4,013         $ 8,142
Reserves for advances                      3,984           2,264
Reserves for investments in loans
  repurchased from GNMA pools              1,120              --
    Total foreclosure reserves             9,117          10,406

Reserves for production repurchase and     1,790              --
  indemnifications
Reserves for servicing sale                  600              --
 indemnifications
    Total repurchase and indemnification   2,390              --
      reserves
    Total Reserves                       $11,507         $10,406

The following is a roll-forward of the total reserves for the years ended December 31 (in thousands):

                                           1996         1995

Beginning Balance                        $10,406       $7,190
Provision for foreclosure losses           5,040        4,029
Provision for repurchase and               1,790           --
  indemnification losses
Establishment of reserves in
  connection with                             --        4,210
  acquisitions of servicing rights
Establishment of reserves in
  connection with                            600           --
  sales of servicing rights
Net foreclosure charge-offs               (6,329)      (5,023)
Ending Balance                           $11,507      $10,406

Note 15.  Commitments and Contingencies

The Partnership is a party to transactions with off-balance sheet risk in the normal course of business through the origination and sale of mortgage loans. These transactions include commitments to extend credit to mortgagors (i.e., mortgage loan pipeline) and mandatory forward commitments to sell whole loans or mortgage-backed securities. Those transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The   mortgage  loan  pipeline  of  the  Partnership   represents
agreements to lend to a mortgagor as long as there is no violation of any condition established in the application or contract. Such commitments generally have fixed expiration dates or other termination clauses. The Partnership evaluates each mortgagor's credit worthiness on a case-by-case basis. Collateral is limited to residential properties. As of December 31, 1996, the Partnership's mortgage loan pipeline and warehouse of approximately $451.8 million and $214.6 million, respectively, consisted of approximately $385.7 million in locked interest rate commitments with interest rate risk.

In order to offset the risk that a change in interest rates will result in a decrease in the value of the Partnership's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Locked Pipeline"), the Partnership enters into hedging transactions. The Partnership's hedging policies generally require that substantially all of its inventory of conforming and government loans and the maximum portion of its Locked Pipeline that it believes may close be hedged with forward contracts or options. The inventory is then used to fill the forward delivery contracts and options. The Partnership is exposed to interest rate risk to the extent that the portion of loans from the Locked Pipeline that actually close at the committed price is different than the portion expected to close in the event of a change in rates and such change in closings is not covered by forward contracts and options needed to replace the loans in process that do not close at their committed price. The Partnership determines the portion of its Locked Pipeline that it will hedge based on numerous factors, including the composition of the Partnership's Locked Pipeline, the portion of such Locked Pipeline likely to close, the timing of such closings and changes in the expected number of closings affected by changes in interest rates.

The Partnership had both mandatory and optional forward commitments outstanding matched against mortgage loans held for sale and its Locked Pipeline at December 31, 1996 of approximately $318.4 million and to the extent mortgage loans are not available to fill these commitments, the Partnership has interest rate risk.

Note 16.  Income Taxes

The Partnership may be treated as a corporation for federal income tax purposes beginning on January 1, 1998, unless 90% of the Partnership's gross income is "qualifying income", as defined in the tax law. "Qualifying income" includes certain interest, dividends, certain real property rents, and gains from the sale or disposition of capital assets or property described in Section 1231(b) of the Code which is held for the production of "qualifying income." Based on the Partnership's existing composition of gross revenue, the Partnership would be treated as a corporation for federal income tax purposes in 1998. Therefore, the Partnership is required to provide deferred taxes on any existing temporary differences between the basis of its assets and liabilities for financial reporting and income tax purposes that are anticipated to exist on January 1, 1998. As of December 31, 1996, no deferred taxes have been recorded as management anticipates  that  the  net
taxable temporary differences existing at December 31, 1996 will reverse prior to January 1, 1998. The following analysis sets forth the estimated tax effects (using a corporate federal and state effective tax rate) of the significant cumulative temporary differences between the book and tax bases of the Partnership's assets and liabilities at December 31, 1996. This analysis does not consider permanent book and tax baseis differences (in thousands):

                                                1996     1995
Deferred tax liabilities:
Installment receivable related to  servicing  $(5,508) $    --
  sold
Mortgage servicing rights                     (12,212)  (4,912)
Property, plant and equipment                     (58)    (234)
Mortgage loans held for sale                     (717)      --
Deferred  acquisition  and  borrowing            (478)      --
  costs
Excess cost over identifiable tangible and
  intangible assets acquired                     (982)      --
       Deferred tax liabilities               (19,955)  (5,146)

Deferred    tax   assets:
CMO  bonds,  residual interests, investment
  securities and SMATs                            961      966
Foreclosure and advances reserves               1,957    1,588
Other                                              --      321
       Deferred tax assets                      2,918    2,875
Net deferred tax liability                   $(17,037) $(2,271)

The   following  is  a  reconciliation  of  net  income  in   the
accompanying consolidated financial statements to the taxable income (loss) reported for federal income tax purposes for the year ended December 31 (in thousands):

                                       1996      1995      1994

Net income per consolidated financial $5,461   $11,624   $ 4,834
  statements
Increases (decreases) resulting from:
Amortization                          (7,518)  (10,239)   (1,115)
Impairment on mortgage servicing      (1,132)    1,132        --
  rights
Mark-to-market adjustments related to
  investments and mortgage loans held   (944)   (1,537)   (1,430)
  for sale
Foreclosure and advances reserves      1,002     1,842     1,266
Equity in earnings of affiliates         (12)      254       374
Gain (loss) on sale of securities        338        --      (987)
Recognition of SFAS No. 122 mortgage (26,828)  (10,924)       --
  servicing rights
Miscellaneous                            856      (639)      480
Cumulative effect of the Exchange and     --   (16,030)       --
  Western Transactions
Gain recognized on sale               11,355        --        --
  of servicing rights
Gain deferred on                     (14,768)       --        --
  installment sales of servicing
Taxable (loss) income per federal   $(32,190) $(24,517)   $3,422
income tax return

Note 17.  Partners' Capital

On October 27, 1988, HBT completed its Initial Public Offering of approximately 4.6 million Preferred Units. Simultaneously with the closing of that offering, HBT issued an additional .4 million Preferred Units to JCC and certain of its subsidiaries in exchange for their interests in certain residual cash flows. On November 4, 1991, approximately .7 million Preferred Units were issued in connection with the settlement of a note issued in connection with the purchase of a servicing portfolio. On December 31, 1993, HBT issued approximately .3 million Preferred Units to JCC to discharge amounts owed to JCC and certain of its subsidiaries for expenses incurred on its behalf or fees for services rendered to HBT. On March 14, 1995, in conjunction with the Exchange Transaction, HBT issued to PVSC and the TMC Parties approximately 21.5 million and .8 million Preferred Units, respectively. On July 31, 1995, in conjunction with the acquisition of Western, the Partnership issued to Harbourton and its affiliates approximately 8.6 million Series B Preferred Units having generally the same rights as the outstanding Preferred Units. Further, on July 31, 1995, the Partnership issued to Harbourton and its affiliates approximately 4.9 million of Series B Preferred Units having generally the same rights as the outstanding Preferred Units in settlement of $9.0 million in notes owed to Harbourton and its affiliates. During the quarter ended December 31, 1995, the Preferred Unitholders voted to convert the Series B Units to Preferred Units at a conversion ratio of one Preferred Unit for each Series B Unit. Further, during the second quarter of 1996, the Partnership purchased and redeemed from an unaffiliated party approximately 0.7 million publicly traded Preferred Units for approximately $1.1 million. Accordingly, partners' capital decreased by approximately $1.1 million during the year ended December 31, 1996 due to the transaction.

At December 31, 1996, the number of outstanding units totaled approximately 41.2 million. Approximately 35.8 million units are held by Harbourton and its affiliates and certain TMC parties. The Partnership's other 5.3 million publicly traded units were held by non-affiliates.

After the payment of all debts, liabilities and obligations, allocation of income (loss), liquidating distributions are allocated to the General Partner and Preferred and Subordinated Unitholders in accordance with and in proportion to their respective capital account balances as determined in accordance with the HBT Agreement. At December 31, 1996, the Subordinated Unitholders capital account balances totaled $0 and management is unable to determine at this time what, if any, liquidating distributions will be distributed to Subordinated Unitholders.

Note 18.  Preferred Unit Option Plan

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

On September 28, 1995, 326.5 thousand options were granted under the Plan at fair market value. At December 31, 1996, all 326.5 thousand options were outstanding. No options were granted in 1996. Approximately 72.2 thousand options were exercisable at December 31, 1996. The current exercise price, which increases at a rate of 7% annually, as of December 31, 1996 is approximately $2.00.

Note 19.  HBT Condensed Financial Data

The   following   condensed  statement  of  financial   condition
represents HBT on a parent-only basis at December 31, 1996 (in thousands):

Assets:                                         1996      1995
  Cash                                        $   121     $   47
  CMO bonds, residual interests, investment
    securities and SMATs                        3,094     2,613
  Notes receivable - affiliates                 5,000     5,000
  Distribution receivable - subsidiaries       20,000        --
  Investment in loans repurchased from GNMA    41,247        --
    pools
  Investment in subsidiaries                   30,904    50,091
  Other                                         6,238        81
Total Assets                                 $106,604   $57,832

Liabilities:
  Lines of credit and short-term borrowings     1,679     1,733
  Notes payable - affiliates                   38,013     1,031
  Due to affiliates                             7,903        --
  Accounts payable and other liabilities           77       561
Total Liabilities                              47,672     3,325

Partners' Capital                              58,932    54,507
Total Liabilities and Partners' Capital      $106,604   $57,832

The following condensed statement of operations represents HBT on a parent-only basis for the years ended December 31, 1996 and 1995:

                                             1996           1995
Revenues:
  Loan servicing fees                     $   --        $  1,066
  Ancillary income                            --             377
  Gain on sale of defaulted loans             --             104
    to affiliates
  Investment income                        2,026             159
      Total servicing revenues             2,026           1,706

  Other investment and interest income     4,395             798

Total revenues                             6,421           2,504


Expenses:
  Servicing costs                             --              89
  Provision for foreclosure losses            --            (134)
  Amortization of mortgage servicing          --             756
    rights
      Total servicing expenses                --             711

  General and administrative costs         1,528             644
  Other interest expense                     961             187
  Other interest expense - affiliates        126             142
Total expenses                             1,750           1,684

Net income before equity in earnings of    4,671             820
affiliates
Equity in earnings of affiliates             790          10,804

Net Income                              $  5,461         $11,624

Note 20.  Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets.
Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, might not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

Financial  instruments  are  defined  as  cash,  evidence  of  an ownership interest in an entity, or a contractual obligation or right which results in a transfer of cash or an ownership interest in an entity. Pursuant to that definition, the Partnership recognizes the following as financial instruments:
(1)  cash and cash equivalents, (2) mortgage loans held for sale,
(3) mortgage loans held for investment and, investment in loans repurchased from GNMA pools, (4) CMO bonds, residual interests, investment securities, and SMATs, (5) advances receivable, (6) other receivables (e.g., trade receivables), (7) installment purchase and sale obligations - servicing, (8) lines of credit (floating rate), (9) servicing facility, and (10) other payables (e.g., trade payables).

For cash and cash equivalents, installment purchase and sale obligations - servicing, lines of credit, and servicing facility, the carrying value approximates fair value at December 31, 1996 and 1995. The carrying value of mortgage loans held for investment, advances receivable, other receivables and other payables net of any applicable allowances, also approximates fair value at December 31, 1996 and 1995. CMO bonds, residual interests, investment securities and SMATs are carried at fair value at December 31, 1996 and 1995. Mortgage loans held for sale are carried at the lower of cost or market.

Note 21.  Liquidation of Partnership and Subsequent Events

On January 31, 1997, pursuant to the HBT Agreement (as amended and restated) the Board of Directors of the General Partner had determined that there is a substantial risk that an Adverse Tax Consequence (as defined below) will occur within one year and that it is in the best interests of the Partnership and the holders of beneficial interests in the Partnership (collectively, "Unitholders") to sell or otherwise dispose of all of the assets of the Partnership and to liquidate the Partnership as soon as reasonably practicable. Pursuant to Section
8.10 of the HBT Agreement, in the event that the General Partner reasonably believes that within one year there is a substantial risk of the Partnership being treated for federal income tax purposes as a corporation (an "Adverse Tax Consequence") as a result of, among other things, a reclassification of the Partnership as a corporation under the Revenue Act of 1987 (the " 1987 Act") for its first taxable year beginning after December 31, 1997, the General Partner may take certain actions, including the liquidation of the Partnership, upon not less than 30 days prior written notice to the Partners and the Unitholders unless, prior to the taking of such action, the Unitholders shall have voted against such action by a vote of at least two-thirds of all Limited Partnership Interests in the Partnership. PVSC, Harbourton and HGC are the owners of approximately 85% of the issued and outstanding Preferred Units, and thus, there is no expectation that a vote will be taken.

Under existing tax law, the Partnership is treated as a partnership and is not separately taxed on its earnings. Rather, income (or loss) of the Partnership is allocated to the Unitholders pursuant to the terms of the HBT Agreement and is included by them in determining their individual taxable incomes, subject to certain special rules applicable to publicly traded partnerships. By contrast, a corporation is subject to tax on its net income and any dividends or liquidating distributions paid to stockholders are then subject to a second tax at the stockholder level. Accordingly, under current tax law, the Partnership enjoys a tax advantage over a similarly situated entity which is taxed as a corporation.

The 1987 Act generally requires publicly traded partnerships to be taxed as corporations. However, under the 1987 Act existing partnerships, such as the Partnership, were allowed to continue to be treated as partnerships for federal income tax purposes for all taxable years commencing on or prior to December 31, 1997. Thereafter, the Partnership will be treated as a corporation for federal income tax purposes unless contrary legislation is enacted prior to December 31, 1997.

From time to time, legislation has been introduced in Congress that would have the effect of extending the December 31, 1997 grandfather date or eliminating altogether the relevant provisions of the 1987 Act. However, to date no such legislation has passed both houses of Congress and, in the best judgment of the General Partner, it is doubtful that any such legislation will be enacted prior to December 31, 1997. Accordingly, the General Partner believes that there is a substantial risk that an Adverse Tax Consequence will occur for the Partnership's first taxable year beginning after December 31, 1997.

Pursuant to Section 8.10 of the HBT Agreement, the General Partner has the right to take one of several actions in the event that it believes there is a substantial risk that an Adverse Tax Consequence will occur within one year. For instance, the General Partner has the power to
(a) modify, restructure or reorganize the Partnership as a corporation, a trust or other type of legal entity, (b) liquidate the Partnership, (c) halt or limit trading in the Units or cause the Units to be delisted from the NYSE, or (d) impose restrictions on the transfer of Units. In addition, the General Partner can continue the Partnership and allow it to be treated as a corporation for federal income tax purposes.

The General Partner believes that the consolidation taking place in the mortgage banking industry makes it difficult for the Partnership to compete effectively with market participants that are larger and more readily able to recognize substantial economies of scale in their operations than the Partnership. The General Partner believes that the loss of partnership tax treatment will eliminate an offsetting competitive advantage which the Partnership has. These factors weigh in favor of liquidating the Partnership rather than attempting to continue the Partnership's business in its present or some other form.

Although no assurances can be given, the General Partner believes that substantially all of the Partnership's assets can be disposed of in an orderly fashion by the end of 1997. The Partnership has developed the following liquidation plan:

Liquidation of Assets

The disposition of the Partnership's significant assets can be summarized into the following categories: i) wholesale production operations, ii) retail production operations, iii) remaining servicing assets, iv) servicing operation, and v) other assets. Subsequent to December 31, 1996, the Partnership began the process of liquidating its assets as follows:

Wholesale Production Operations
On February 28, 1997, the Partnership's subsidiary, HMCLP, executed a Purchase and Sale Agreement to sell its wholesale loan production
branch  operations  to  CrossLand  Mortgage  Corp.  ("CrossLand"),   a
subsidiary of First Security Corporation, for approximately $4 million in cash. In addition, HMCLP will receive an earnout payment based on the aggregate principal amount of loans generated, between $1.5 billion and $4.0 billion, from the transferred facilities during the thirteen months following the anticipated closing date of March 31,
1997.   If the aggregate principal amount of loans generated  is  less than  $1.5  billion,  the  Partnership will  not  receive  an  earnout
payment.   If  CrossLand maintains the same volume of  wholesale  loan
originations   as  HMCLP  experienced  in  1996  (approximately   $2.8
billion), this earnout payment would total approximately $3.3 million resulting in total proceeds received from CrossLand of approximately
$7.3   million.  If  the  Partnership  receives  total  proceeds  from
CrossLand of approximately $7.3 million, this would approximate the Partnership's cost basis assigned to the fixed assets associated with its wholesale production operation, and the excess cost of identifiable tangible and intangible assets acquired, and deferred acquisition, transaction and borrowing costs. The purchase will not include the wholesale mortgage loan pipeline being processed by HMCLP at the time
of  the  sale.   Pursuant  to the Purchase and Sale  Agreement,  these
excluded loans will be processed and closed for HMCLP's account by CrossLand pursuant to an administrative services agreement between the parties.

Retail Production Operations
On March 18, 1997, HMCLP executed a Purchase and Sale Agreement under which it sold a majority of its retail loan production branch operations to an unaffiliated third party for an amount approximately equal to the net book value of the fixed assets owned by the retail branches. The purchase did not include the retail mortgage loan pipeline being processed by HMCLP at the time of the sale. Pursuant to the Purchase and Sale Agreement, these excluded loans will be processed and closed for HMCLP's account by the unaffiliated third party pursuant to an administrative services agreement between the parties. The Partnership is continuing to explore the disposition and sale of its remaining retail branches.

Remaining Servicing Assets
As  of  December  31,  1996,  the Partnership's   servicing  portfolio
totaled   approximately  $3.4  billion.   On  March  20,   1997,   the
Partnership executed a letter of intent, with an unrelated third party, for the sale of the Partnership's servicing rights related to non-recourse FNMA and Freddie Mac loans and GNMA loans with unpaid principal balances totaling approximately $1.5 billion. The transfer of the servicing responsibilities is expected to occur in June 1997. Net proceeds from the sale are expected to be approximately $26.4 million and will be used to reduce the Partnership's servicing facility. See
Note 10.

The Partnership, with the assistance of Bayview Trading Group, Inc., is continuing to market the remaining servicing portfolio. Based on preliminary discussions with potential buyers for such servicing, the Partnership estimates to receive net proceeds of approximately $20.2 million. The net proceeds received for the sale of the remaining servicing portfolio could be impacted by changes in market conditions including, without limitation, changes in prevailing interest rates.

The  net  book  basis  associated with the servicing  discussed  above
totaled   approximately  $39.7  million  net  of  related  foreclosure reserves of approximately $2.1 million at December 31, 1996.

Servicing Operation
The Partnership's National Servicing Center located in Scottsbluff, Nebraska is currently in the process of being marketed for sale with
the   assistance  of  Bayview  Financial  Trading  Group,  Inc.    The
Partnership's Servicing Center, including the operations, facilities, fixed assets and employees, is being marketed for sale along with the Partnership's GNMA pool buyout and reinstatement unit, and its streamline refinance capability. The book basis of the remaining facilities and fixed assets was approximately $1.8 million at December
31,   1996.

Mortgage Loans Held for Investment
During the first quarter of 1997, the Partnership sold the majority of its mortgage loans held for investment portfolio totaling approximately $3.0 million to an unrelated third party for approximately $2.8 million. An unrealized loss of approximately $0.2 million was provided for in the accompanying December 31, 1996 consolidated financial statements. It is anticipated that any additional mortgage loans repurchased subsequent to 1996 and the remaining portfolio will be marketed and sold in a similar fashion.

CMO Bonds, Residual Interests, Investment Securities and SMATs
During the first quarter of 1997, the Partnership sold its CMO bond and residual interest portfolio, except for certain non-economic residual interests, totaling approximately $1.2 million to unrelated third parties for approximately $3.1 million. An unrealized gain of approximately $1.9 million was provided for, in accordance with SFAS No. 115, in the accompanying December 31, 1996 consolidated financial statements. The Partnership is continuing to market for sale its remaining portfolio. The book basis of the remaining portfolio was approximately $0.5 million at December 31, 1996.

Investment in Loans Repurchased from GNMA Pools
The Partnership is currently in the process of negotiating a sales transaction with an unrelated third party to acquire a substantial portion of its investment in loans repurchased from GNMA pools. Based on preliminary discussions with potential buyers for such assets, the Partnership expects to sell these assets for an amount that approximates its net book value at December 31, 1996.

Other
The Partnership is currently in the process of marketing its remaining assets (not discussed above) for sale. The book basis of the remaining fixed assets was approximately $2.0 million at December 31, 1996. The remaining fixed assets will more than likely be sold at liquidation value which could be significantly less than the current book
value.   In addition, the Partnership will market and dispose  of  its
remaining  operating  receivables and operating  payables.   The  book
basis of the operating receivables may differ from the amounts realized from such a sale and the book basis of the operating payables
may   differ  from  the  actual  settled  amounts.   Accordingly,  the
realizability   of  various  items  upon  liquidation   could   differ
materially from their current carrying values on a going concern basis.

Wind Down of Operations

Upon completion of the disposition of the Partnership's assets, the Partnership will be required to wind down the operations of the
disposed   units   including,  without  limitation,  the   production,
servicing and related general administration functions including financial reporting and accounting. Upon completion of the wind down functions, the Partnership will be required to terminate employees not hired in connection with the acquisition of the business units. Towards this end, the Partnership has announced and provided notice of termination (in accordance with the Worker's Adjustment and Retraining Notification Act, WARN) to all employees located in its corporate headquarters located in Aurora, Colorado (approximately 140 employees). Additional announcements may be needed based on the outcome of the disposition of the related business units. Accordingly, the Partnership will provide for severance costs during 1997 which will include a component to induce certain employees to remain until the liquidation is complete in order to ensure the Partnership meets all its obligations to its investors and creditors.

Liquidating Distribution

Once the assets of the Partnership have been sold and the Partnership's creditors have been paid in full, or adequate provision for such payment has been made, the General Partner will cause the partnership to pay liquidating distributions to Unitholders upon the surrender of their Units. While the exact timing and nature of any liquidating distributions cannot be precisely determined at this time, the Partnership will not make any distributions prior to the fourth quarter of 1997. However, because of the nature of the Partnership's business, it is possible that Unitholders may receive a portion of their distributions in the form of an interest in another entity, such as a liquidating trust. Any such interests will not, in all likelihood, be transferable by a Unitholder.

During  1997  the  Partnership  will  incur  additional  expense   and
liabilities  associated  with  its  liquidation,  including,   without
limitation,  expenses incurred in connection with the  disposition  of
its   business  operations  and  its  winding  down.   In  order   for
distributions to be made to the Unitholders at the end of 1997, the General Partner will have to make provision for the post-1997 liabilities of the Partnership, by means of a liquidating trust, an arrangement with
another   entity,  or  other  procedure.   The  post-1997  liabilities
represent obligations of the Partnership which will survive beyond December 31, 1997, such as indemnification or repurchase obligations with respect to mortgage loans, servicing rights sold or to be sold in prior periods or in 1997 or indemnification obligations with respect to business operations sold or to be sold in 1997.
The amount of such additional expenses to be incurred by the Partnership in 1997 is unknown at this time and is dependent in part on factors beyond the Partnership's control, such as the timing and difficulty of the disposition of the Partnership's assets and the
winding-down  process.    In  addition,  the  net  amount   ultimately
available for distribution from the liquidated Partnership depends on many unpredictable factors, such as the amounts realized on the sale of the remaining assets, carrying costs of the assets prior to sale, collection of receivables, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

Federal Income Tax Consequences of Liquidation
Any taxable gain or loss recognized by the Partnership on the sale of its assets in connection with the liquidation will be allocated among the Partners for income tax purposes in accordance with the HBT
Agreement.   Assuming that a Partner's interest in the Partnership  is
liquidated entirely for cash during 1997, then the Partner will realize gain or loss to the extent that the cash received is greater or less than the Partner's adjusted income tax basis in his or her partnership interest, and the Partner will be permitted to claim any losses from the Partnership which were previously suspended under the rules regarding losses from passive activities. Special rules would apply, however, if a Partner did not receive a full distribution in cash of his or her interest in the Partnership during the year. After the payment of all debts, liabilities and obligations, allocations of income (loss), liquidating distributions are allocated to the General Partner and Preferred and Subordinated Unitholders in accordance with and in propotion to their respective capital accounts as determined in accordance with the HBT Agreement. At December 31, 1996, the Subordinated Unitholders capital account balances totaled $0 and management is unable to determine at this time what, if any, liquidating distributions will be distributed to Subordinated Unitholders.

Financial  Statement Presentation

The accompanying consolidated financial statements are presented on a going concern basis as the decision to liquidate the Partnership and its assets was formally made and declared subsequent to December 31, 1996. Accordingly, the Partnership's assets, as presented in the accompanying financial statements, do not include any adjustments that might result from the outcome of this liquidation. In addition to the items included in the liquidation of assets discussed above, the amounts realizable from the disposition of certain other assets of the Partnership or the settlement of various additional liabilities could differ materially from those reported in the accompanying financial statements.

As a result of the Partnership's determination to liquidate on January 31, 1997, the Partnership will change its basis of accounting for periods subsequent to that date from a going concern basis to a liquidation basis of accounting. Under the liquidation basis of accounting, carrying values of assets are presented at estimated net realizable values and liabilities are presented at estimated settlement amounts.

Note 22.       Subsequent Event

On March 18, 1997, HMCLP and certain other affiliates were sued in Federal Court in the Eastern District of Virginia by a mortgage loan borrower alleging, on behalf of the borrower and on behalf of an alleged class of similarly situated borrowers from HMCLP since March 17, 1996, that certain payments made by HMCLP to a mortgage broker in connection with the plaintiff's loan, and loans to members of the purported class, violated
Section 8 of RESPA. Management has not had an opportunity to review thoroughly the complaint or to formulate a response but management expects to defend the suit vigorously.



               HARBOURTON FINANCIAL SERVICES, L.P.
                UNAUDITED INTERIM FINANCIAL DATA
                   FOR THE THREE MONTHS ENDED
                         (in thousands)

                     March 31,   June 30, September 30, December 31,
                        1996       1996        1996        1996

 Revenues             $20,100     $24,300   $23,461     $21,548
 Expenses              18,772      21,639    22,319      21,218
 Net income           $ 1,328     $ 2,661   $ 1,142     $   330


 Net Income           $  0.03      $ 0.06   $  0.03     $  0.01
 Per Unit

 Weighted Average      41,903      41,414    41,170      41,170
 Units Outstanding




                     March 31,   June 30, September 30, December 31,
                        1995       1995        1995        1995

 Revenues             $17,940     $12,810   $14,117     $16,562
 Expenses               9,256      13,568    13,673      14,187

 Net Income (Loss)      8,684        (758)      444       2,375
 as previously
 reported

 Adjustment for
 adoption
 of SFAS No. 122          334         545         -           -
(1)

 Net income (loss)     $9,018     $  (213)  $   444     $ 2,375

 Net Income            $ 0.30     $ (0.01)  $  0.01     $  0.06
 Profit(Loss) Per
 Unit

 Weighted Average      30,088      36,985    40,264      41,903
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

                 HARBOURTON MORTGAGE CO., L.P.

                     By:   Harbourton  Mortgage Corporation,  its
General Partner

Date:     March 28, 1997    By:  s/Jack W. Schakett
                            Jack W. Schakett
                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures            Title                        Date

s/ David W. Mills     Chairman  of the  Board  of  March 28, 1997
                      Directors of
David W. Mills        the General Partner

s/ Jack W. Schakett   Chief Executive Officer and  March 28, 1997
                      Director of
Jack W. Schakett      the     General     Partner
                      (Principal        Executive
                      Officer)

s/ Rick W. Skogg      President, Chief  Operating  March 28, 1997
                      Officer and
Rick W. Skogg         Director  of  the   General
                      Partner

s/ Paul A. Szymanski  Chief Financial Officer and  March 28, 1997
                      Secretary
Paul A. Szymanski

s/ Brent F. Dupes     Executive Vice President     March 28, 1997

Brent F. Dupes

s/ Bill L. Reid III   Chief Accounting Officer     March 28, 1997

Bill L. Reid III

s/     Ronald     E.  Director  of  the   General  March 28, 1997
Blaylock              Partner
Ronald E. Blaylock

s/ Robert Hermance    Director  of  the   General  March 28, 1997
                      Partner
Robert Hermance