Form 10-Q
period 1997-03-31
HARBOURTON FINANCIAL SERVICES L P
filed 1997-05-15
CIK 820167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

IXI  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               OR

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

         2530   S.   Parker   Road,  Suite  500,   Aurora,    CO
80014
(Address of principal executive offices)          (Zip Code)

 Registrant's telephone number, including area code:  (303) 745-
                              3661

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

At May 14, 1997, registrant had 41,169,558 Preferred Units outstanding.
                        TABLE OF CONTENTS

                             PART I


Item      1.                                 Financial Statements

             Consolidated Balance Sheet as of December  31,
          1996                                                  3

              Consolidated  Statement  of  Net  Assets   in
          Liquidation as of March 31, 1997 (unaudited)          4

             Consolidated Statement of Operations  for  the
          Three Months Ended March 31, 1996 (unaudited)         5

            Consolidated Statement of Changes in Net Assets
          in  Liquidation For the Three Months Ended  March
          31, 1997 (unaudited)                                  6

             Consolidated Statement of Cash Flows  for  the
          Three Months Ended March 31, 1996 (unaudited)         7


             Notes  to  Consolidated  Financial  Statements
          March 31, 1997 (unaudited)                            8

Item      2.Management's Discussion and Analysis of Financial Condition
             and Results  of Operations                         18

                             PART II

            SIGNATURES                                         23


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES

                   Consolidated Balance Sheet
                     as of December 31, 1996
          (After Corporate Reorganization  --  Note 1)
                         (in thousands)
ASSETS
     Cash and cash equivalents                             $    1,951
     Mortgage loans held for sale, net                        214,609
     Mortgage loans held for investment, net of                 3,178
        reserves of $307
     CMO bonds, residual interests, investment
        securities and SMATs, net of accumulated                3,583
        amortization of $577
     Notes receivable - affiliates                                587
     Investment in loans repurchased from GNMA                 40,127
        pools, net of reserves of $1,120
     Advances receivable, net of reserves of $3,984             5,709
     Mortgage servicing rights, net of accumulated             41,773
        amortization of $9,268
     Deferred acquisition, transaction and borrowing
     costs, net of accumulated amortization of $1,075           2,825
     Property, equipment and leasehold improvements,
         net of accumulated amortization of $4,567              5,773
     Investment in affiliates                                     405
     Due from affiliates                                           --
     Excess cost over identifiable tangible and
         intangible assets acquired, net of accumulated         2,633
         amortization of $577
  Bulk and flow sales of servicing receivables                 52,658
  Other assets                                                  8,309
Total Assets                                                 $384,120

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Installment purchase and sale obligations -               $   1,303
    servicing
  Foreclosure, repurchase and indemnification
    reserves                                                    6,403
  Lines of credit & short-term borrowings                     212,388
  Servicing facility                                           54,400
  Notes payable - affiliates                                   38,412
  Due to affiliates                                             1,678
  Accounts payable and other liabilities                       10,604
Total Liabilities                                             325,188

Partners' Capital                                              58,932

Total Liabilities and Partners' Capital                      $384,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                 (a partnership in liquidation)

       Consolidated Statement of Net Assets in Liquidation
                      as of March 31, 1997
                          (in thousands)

Assets, at estimated realizable values:
     Cash and cash equivalents                             $  7,147
     Mortgage loans held for sale, net                       17,556
     Mortgage loans held for investment, net                  2,327
     Investment securities                                      678
     Notes receivable - affiliates                              464
     Investment in loans repurchased from GNMA pools, net     3,117
     Advances receivable                                     11,345
     Mortgage servicing rights                               41,318
     Property, equipment and leasehold improvements           2,477
     Bulk and flow sales of servicing receivables            29,197
     Other assets                                            10,493
Total Assets                                               $126,119

Less - Liabilities, at estimated settlement amounts:
  Installment purchase and sale obligations -
     servicing                                              $   800
  Foreclosure, repurchase and indemnification
     reserves                                                 7,172
  Lines of credit                                            47,270
  Accounts payable and other liabilities                     13,272
Total Liabilities                                            68,515

Net Assets in Liquidation                                   $57,604











The accompanying notes are an integral part of these unaudited consolidated financial statements.


     HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              Consolidated Statement of Operations
                Three Months Ended March 31, 1996
                   (unaudited) (in thousands)

REVENUES

Loan servicing fees                                          $6,288
Ancillary income                                              1,948
Gain on sale of defaulted loans to affiliates                   664
Investment income net of interest expense on escrows          1,385
   Total servicing revenue                                   10,285

Gain on sale of mortgage loans and related mortgage
   servicing rights                                           4,929
Interest income, net of related warehouse interest expense      927
Other production income                                       3,429
   Total production income - gross                            9,285

Other investment and interest income                            530
   Total Revenue                                             20,100

EXPENSES

Servicing costs                                               2,255
Prepayment costs and interest curtailments                      569
Provision for foreclosure losses                              2,093
Amortization of mortgage servicing rights less net
   impairment recovery                                        2,344
   Total servicing expenses                                   7,261

Loan production and secondary marketing costs                 7,950

General and administrative costs, including management fees   1,488
Interest expense - term loans                                   775
Other interest expense                                          475
Other interest expense-affiliates, net of interest
   income-affiliates                                            345
Other amortization and depreciation                             478
   Total Expenses                                            18,772

Net Income                                                $   1,328

Net Income per Preferred Unit, based on 41,902 weighted
   average Preferred Units outstanding                    $     .03


The accompanying notes are an integral part of these unaudited consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                 (a partnership in liquidation)

 Consolidated Statement of Changes in Net Assets in Liquidation
            For the Three Months Ended March 31, 1997
                          (in thousands)



Net partners' equity at December 31, 1996                   $58,932

Net loss  during the three months ended March 31, 1997       (2,718)

Adjustment of carrying values of assets and liabilities to estimated realizable values and estimated settlement amounts, respectively, at
March 31, 1997, upon adoption of liquidation basis of accounting:

     Mortgage loans held for sale                             1,393
     Mortgage servicing rights                                9,006
     Property, equipment and leasehold
         improvements                                          (779)
     Foreclosure, repurchase and indemnification
         reserves                                            (2,400)
     Other liabilities related to liquidation                (5,830)
     Other                                                     (814)


Net assets in liquidation at March 31, 1997                  $57,604


Preferred Units outstanding at March 31, 1997                 41,170











 The accompanying notes are an integral part of these unaudited consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
                Three Months Ended March 31, 1996
                   (unaudited) (in thousands)

Cash Flows From Operating Activities:

Net Income                                                  $   1,328
Adjustments to reconcile net income to net cash from
   operating activities:
Gain on sale of defaulted loans                                  (664)
Gain on sale associated with retained servicing                (6,357)
Mortgage servicing rights valuation recovery                     (946)
Amortization and depreciation                                   3,767
Provision for foreclosure losses                                2,093
Changes in operating assets and liabilities:
   Mortgage loans held for sale and investment, net           (24,898)
   Advances receivable                                        (13,471)
   Other assets                                                (7,150)
   Due to/from affiliates                                       5,687
   Accounts payable and other liabilities                      (2,196)
Net Cash Flows From Operating Activities                      (42,807)

Net Cash Flows From Investing Activities:
Purchase of short-term investments                             (5,300)
Funding of deferred acquisition and transaction costs            (147)
Amortization of CMO bonds, residual interests, and
   investment securities                                           98
Proceeds from sale of SMAT                                      3,064
Purchases of property and equipment                            (1,004)
Net Cash Flows From Investing Activities                       (3,289)

Cash Flows from Financing Activities:
Principal payments on term loans                               (2,067)
Funding of deferred loan costs                                    (20)
Term debt advances                                              3,444
Net borrowings on lines of credit and short-term
   borrowings                                                  15,569
Net borrowings from notes payable-affiliates                   27,482
Net Cash Flows From Financing Activities                       44,408

Decrease in cash and cash equivalents                          (1,688)
Cash and cash equivalents at beginning of period                2,273
Cash and cash equivalents at end of period                  $     585





The accompanying notes are an integral part of these unaudited consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                 (a partnership in liquidation)

           Notes to Consolidated Financial Statements
              December 31, 1996 and March 31, 1997


Note 1.        Description of Business and Organization

Harbourton Financial Services L.P. ("HBT") was created pursuant to a Certificate of Limited Partnership filed with the Secretary of the State of Delaware on August 12, 1987 and a limited partnership agreement (the "HBT Agreement") (as amended and restated) dated as of August 12, 1987. Harbourton Mortgage Corporation (the "General Partner") was incorporated in the
State of Delaware on August 12, 1987. The General Partner manages the business and affairs of HBT and has exclusive authority to act on behalf of HBT. HBT's termination date is December 31, 2050 unless sooner dissolved or terminated pursuant to the HBT Agreement. See Note 4, Liquidation of Partnership.

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

HBT's primary business activity is mortgage banking, which is conducted through its wholly-owned subsidiary Harbourton Mortgage Co., L.P. ("HMCLP"). Mortgage banking consists of (i) mortgage loan servicing activities, including the acquisition and sale of mortgage servicing rights, (ii) the origination and purchase of mortgage loans, including the securitization and sale of mortgage loans with the related servicing rights retained or released, and (iii) investments in other mortgage-related securities. HMCLP is an approved Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("Freddie Mac") licensee. HBT, HMCLP and its general partners Harbourton Funding Corporation ("HFC"), and HMCLP's 50% equity investment in HTP Financial, L.P. are hereinafter collectively referred to as the "Partnership" unless otherwise noted.

In general, each quarter the Partnership allocates 99% and 1% of profits and losses to the Preferred Unitholders and General Partner, respectively, up to a maximum amount as defined in the HBT Agreement ("Participating Amount"). This Participating Amount generally does not exceed the product of the cash or fair value of property contributed to the Partnership in consideration for the issuance of Preferred Units and the appropriate weighted average Treasury Index. Profits that exceed this Participating Amount, up to an additional amount as defined, are allocated 75%, 12.5% and 12.5% to the Preferred Unitholders ("Preferred Amount"), General Partner and Subordinated Unitholder, respectively. Preference amounts ("Second Preference") beyond these levels, up to an additional amount as defined, are then allocated 62.5%, 18.75% and 18.75% to the Preferred Unitholders, General Partner and Subordinated Unitholder, respectively. Preference amounts in excess of the Second Preference are then allocated 55%, 22.5%, and 22.5% to the Preferred Unitholders, General Partner, and Subordinated Unitholder, respectively. Cash distributions are allocated approximately in the same manner as allocated taxable profits. Losses are allocated up to the amount of the sum of the undistributed Preferred Amount allocations, Second Preference allocations and Participating Amount allocations to the Preferred Unitholders, Subordinated Unitholders, and General Partner in proportion to their respective interest in the sum of such undistributed allocations.

After the allocation of profits or losses and the payment of or provision for all debts, liabilities and obligations of the
Partnership, liquidating distributions are allocated to the General Partner and Preferred and Subordinated Unitholders in accordance with and in proportion to their respective capital account balances as determined in accordance with the HBT Agreement. At March 31, 1997, the Subordinated Unitholders capital account balances totaled $0. Management believes that there will be no liquidating distributions distributed to Subordinated Unitholders.

Note 2. Summary of Significant Accounting Policies (Consolidated Balance Sheet at December 31, 1996 and Statement of Operations and Cash Flows for the Three Months Ended March 31, 1996 - Going Concern Basis of Accounting)

Basis  of  Presentation - The consolidated financial  statements primarily  include the accounts of HBT, HMCLP, HFC,  and  a  50%
equity   interest   in  HTP.  All  intercompany   accounts   and
transactions have been eliminated in consolidation.

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

Investment Income Net of Interest Expense - Investment income net of interest expense includes primarily the gain on sale of reinstated loans, interest income on investment in loans repurchased from GNMA pools, net of interest expense on related borrowings to fund such investments and the earnings derived from the servicing portfolio custodial balances.

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

Note 3. Summary of Significant Accounting Policies (Consolidated Statement of Net Assets in Liquidation as of March 31, 1997 and Consolidated Statement of Changes in Net Assets in Liquidation For the Three Months Ended March 31, 1997 - Liquidation Basis of Accounting)

All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Partnership, the General Partner or by officers, directors or employees of the General Partner acting on the Partnership's behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the liquidation or operations of the Partnership to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could materially affect such forward-looking statements are the following: market conditions in the mortgage banking industry, prevailing interest rates, the realization of contingent payments owing to the Partnership, the Partnership's ability to dispose of its remaining assets at expected prices, the settlement of and provision for contingent liabilities and claims, the length of time required to complete the disposition of the Partnerships assets and the Partnership's liquidation, the actual costs incurred in the liquidation, general business and economic conditions and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). All cautionary statements made herein should be read as being applicable to all forward-looking statements by or on behalf of the Partnership wherever they appear, including, but not limited to, all subsequent written and oral forward-looking statements.

Basis of Presentation - The consolidated financial statements primarily include the accounts of HBT, HMCLP, and HFC. All intercompany accounts and transactions have been eliminated in consolidation. As a result of the Partnership's determination to liquidate during January 1997 (see Note 3), the Partnership has changed its basis of accounting from a going concern basis to a liquidation basis of accounting. Under the liquidation basis of accounting, carrying values of assets are presented at estimated net realizable values and liabilities are presented at estimated settlement amounts. The basis for determining estimated net realizable values and estimated settlement amounts are described below. In addition, secured obligations have been offset against the related assets as described below.

Mortgage Loans Held for Sale - Mortgage loans held for sale are stated at their estimated realizable value, including the value for the related servicing rights, which was determined based on the mandatory and optional forward commitments matched against applicable loans and servicing rights. Mortgage loans held for sale have been offset by the Partnership's related secured obligation totaling approximately $193.9 million.

Mortgage Loans Held for Investment - Mortgage loans held for investment are stated at the amount of unpaid principal, reduced by an allowance for loan losses, based upon management's evaluation of the economic conditions of borrowers, loan loss experience, collateral value and other relevant factors, which approximates estimated net realizable value.

Investment Securities - Investment securities are stated at their estimated realizable value which was determined based on a third-party sale which occurred subsequent to March 31, 1997.

Investment in Loans Repurchased from GNMA Pools - The investment in loans repurchased from GNMA pools consists of the amount of unpaid principal, interest, and funds advanced for mortgagor escrow deficits, foreclosures and other investor requirements. A reserve for uncollectible items (based on loan types and loan loss experience) has been established for those receivables which management estimates are not recoverable. The investment in loans repurchased from GNMA pools, which approximates estimated net realizable value, has also been offset by the Partnership's related secured obligation totaling approximately $28.1 million.

Advances Receivable - Advances receivable, which approximates estimated net realizable value, represents funds advanced for mortgagor escrow deficits, foreclosures and other investor requirements and are generally recoverable from the insurers or guarantors, which are generally government agencies, or the mortgagors through increased monthly payments, as applicable. A reserve for uncollectible items (based on loan types and loan
loss  experience)   has been established for  those  receivables
which management estimates are not recoverable and is reflected in foreclosure, repurchase and indemnification reserves in the accompanying consolidated financial statements.

Mortgage Servicing Rights - Mortgage servicing rights are stated at their net estimated realizable value which was determined based on recently completed transactions and current third-party negotiations.

Property, Equipment and Leasehold Improvements - Property, equipment and leasehold improvements are stated at estimated realizable value which was determined based on current third-party negotiations and management's estimate of liquidation value.

Foreclosure, Repurchase, and Indemnification Reserves - Foreclosure reserves are maintained to provide for an estimate of the losses associated with delinquent loans and loans in foreclosure or bankruptcy ("Defaulted Loans"). The reserves are established based on management's expectations and historical loss experience.

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

Lines of Credit - The Partnership's lines of credit consists of working capital revolving lines of credit which are secured by mortgage loans held for investment, mortgage servicing rights, and advances receivable and substantially all other assets of the Partnership not secured by other debt.

Other Assets and Liabilities - All other assets and liabilities not described above are stated at book value which management believes approximates estimated realizable values and estimated settlement amounts. In addition, in accordance with liquidation basis accounting, a liability has been established for anticipated operating expenses in excess of operating revenues during the liquidation period.

Note 4.   Liquidation of Partnership

On January 31, 1997, pursuant to the HBT Agreement (as amended and restated) the Board of Directors of the General Partner determined that there was a substantial risk that an Adverse Tax Consequence (as defined below) would occur within one year and that it was in the best interests of the Partnership and the holders of beneficial interests in the Partnership (collectively, "Unitholders") to sell or otherwise dispose of all of the assets of the Partnership and to liquidate the Partnership as soon as reasonably practicable. Pursuant to
Section 8.10 of the HBT Agreement, in the event that the General Partner reasonably believes that within one year there is a substantial risk of the Partnership being treated for federal income tax purposes as a corporation (an "Adverse Tax
Consequence") as a result of, among other things, a reclassification of the Partnership as a corporation under the Revenue Act of 1987 (the " 1987 Act") for its first taxable year beginning after December 31, 1997, the General Partner may take certain actions (described further below), including the liquidation of the Partnership, upon not less than 30 days prior written notice to the Partners and the Unitholders unless, prior to the taking of such action, the Unitholders shall have voted against such action by a vote of at least two-thirds of all Limited Partnership Interests in the Partnership. Affiliates of HBT and the General Partner are the owners of approximately 85% of the issued and outstanding Preferred Units, and thus, no vote will be taken.

Under  existing  tax  law,  the  Partnership  is  treated  as  a partnership and is not separately taxed on its earnings. Rather, income (or loss) of the Partnership is allocated to the Unitholders pursuant to the terms of the HBT Agreement (see Note
1) and is included by them in determining their individual taxable incomes, subject to certain special rules applicable to publicly traded partnerships. By contrast, a corporation is subject to tax on its net income and any dividends or liquidating distributions paid to stockholders are then subject to a second tax at the stockholder level. Accordingly, under current tax law, the Partnership enjoys a tax advantage over a similarly situated entity which is taxed as a corporation.

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

From time to time, legislation has been introduced in Congress that would have the effect of extending the December 31, 1997 grandfather date or eliminating altogether the relevant provisions of the 1987 Act. However, to date no such legislation has passed both houses of Congress and, in the best judgment of the General Partner, it was doubtful that any such legislation would be enacted prior to December 31, 1997. Accordingly, the General Partner believed that there was a substantial risk that an Adverse Tax Consequence would occur for the Partnership's first taxable year beginning after December 31, 1997.

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

The General Partner believes that the consolidation taking place in the mortgage banking industry makes it difficult for the Partnership to compete effectively with market participants that are larger and more readily able to recognize substantial economies of scale in their operations than the Partnership. The General Partner believes that the loss of partnership tax treatment would eliminate an offsetting competitive advantage which the Partnership has. These factors weighed in favor of liquidating the Partnership rather than attempting to continue the Partnership's business in its present or some other form.

Although no assurances can be given, the General Partner believes that substantially all of the Partnership's assets can be disposed of and liabilities can be settled in an orderly fashion by the end of 1997.

Disposition  of  Assets  -  See  "Management's  Discussion   and
Analysis  of  Financial Condition and Results  of  Operations  -
Liquidation of Assets"

Wind Down of Operations - Upon completion of the disposition of the Partnership's assets and settlement of liabilities, the Partnership will be required to wind down the operations of the disposed units including, without limitation, the production, servicing and related general administration functions including financial reporting and accounting. Upon completion of the wind down functions, the Partnership will be required to terminate employees not hired by the purchasers of the Partnership's business units. Towards this end, the Partnership has announced and provided notice of termination (in accordance with the Worker's Adjustment and Retraining Notification Act, WARN) to all employees located in its corporate headquarters located in Aurora, Colorado (approximately 140 employees). Accordingly, at March 31, 1997, the Partnership has provided for anticipated severance costs which include a component to induce certain notified employees to remain until the liquidation is complete in order to ensure the Partnership meets all its obligations to its investors and creditors. Additional announcements and additional severance costs may be needed based on the outcome of the disposition of the Partnership's other business units (e.g., the servicing operation).

Liquidating Distribution - Once the assets of the Partnership have been sold and the Partnership's creditors have been paid in full, or adequate provision for such payment has been made, the General Partner will cause the Partnership to pay liquidating distributions to Unitholders upon the surrender of their Units. While the exact timing and nature of any liquidating distributions cannot be precisely determined at this time, the Partnership will not make any distributions prior to the fourth quarter of 1997. However, because of the nature of the Partnership's business, it is possible that Unitholders may receive a portion of their distributions in the form of an interest in another entity, such as a liquidating trust. Any such interests would not, in all likelihood, be transferable by a Unitholder.

During 1997, the Partnership may incur additional expense and liabilities associated with its liquidation, including, without limitation, expenses incurred in connection with the disposition of its business operations and its winding down. In order for distributions to be made to the Unitholders at the end of 1997, the General Partner will have to make provision for the post-1997 liabilities of the Partnership, by means of a liquidating trust, an arrangement with another entity, or other procedure. The post-1997 liabilities represent obligations of the Partnership which will survive beyond December 31, 1997, such as indemnification or repurchase obligations with respect to mortgage loans and servicing rights sold or to be sold in prior periods or in 1997 or indemnification obligations with respect to business operations sold or to be sold in 1997. The actual amount of such additional expenses to be incurred by the Partnership in 1997 may be different from those estimated and is dependent in part on factors beyond the Partnership's control, such as the timing and difficulty of the disposition of the Partnership's assets and the winding-down process. In addition, the net amount ultimately available for distribution from the liquidated Partnership depends on many unpredictable factors, such as the amounts ultimately realized on the sale of the remaining assets, carrying costs of the assets prior to sale, collection of receivables, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

Federal Income Tax Consequences of Liquidation - Any taxable gain or loss recognized by the Partnership on the sale of its assets in connection with the liquidation will be allocated among the Partners for income tax purposes in accordance with the HBT Agreement. Assuming that a Partner's interest in the Partnership is liquidated entirely for cash during 1997, then the Partner will realize gain or loss to the extent that the cash received is greater or less than the Partner's adjusted income tax basis in his or her partnership interest, and the
Partner  will  be  permitted  to  claim  any  losses  from   the
Partnership which were previously suspended under the rules regarding losses from passive activities. Special rules would apply, however, if a Partner did not receive a full distribution in cash of his or her interest in the Partnership during the year. After the payment of or provision for all debts, liabilities and obligations and the allocation of income (loss), liquidating distributions are allocated to the General Partner and Preferred
and   Subordinated  Unitholders  in  accordance  with   and   in
proportion to their respective capital account balances as determined in accordance with the HBT Agreement.

Note 5.   Contingencies

On March 18, 1997, HMCLP and certain other affiliates were sued in Federal Court in the Eastern District of Virginia by a mortgage loan borrower alleging, on behalf of the borrower and on behalf of an alleged class of similarly situated borrowers from HMCLP since March 17, 1996, that certain payments made by HMCLP to a mortgage broker in connection with the plaintiff's loan, and loans to members of the purported class, violated
Section 8 of RESPA. This suit is in the early stages of discovery. Management expects to defend the suit vigorously.

Item  2.    Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations

All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Partnership, the General Partner or by officers, directors or employees of the General Partner acting on the Partnership's behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the liquidation or operations of the Partnership to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could materially affect such forward-looking statements are the following: market conditions in the mortgage banking industry, prevailing interest rates, the realization of contingent payments owing to the Partnership, the Partnership's ability to dispose of its remaining assets at expected prices, the settlement of and provision for contingent liabilities and claims, the length of time required to complete the disposition of the Partnerships assets and the Partnership's liquidation, the actual costs incurred in the liquidation, general business and economic conditions and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). All cautionary statements made herein should be read as being applicable to all forward-looking statements by or on behalf of the Partnership wherever they appear, including, but not limited to, all subsequent written and oral forward-looking statements.

The following is management's discussion and analysis of the financial condition and results of operations of the Partnership. The discussion and analysis should be read in conjunction with the financial statements included herein.

Recent Developments

Liquidation of Partnership and Subsequent Events
On January 31, 1997, pursuant to the HBT Agreement (as amended and restated) the Board of Directors of the General Partner determined that there was a substantial risk that an Adverse Tax Consequence (as defined below) would occur within one year and that it was in the best interests of the Partnership and the holders of beneficial interests in the Partnership (collectively, "Unitholders") to sell or otherwise dispose of all of the assets of the Partnership and to liquidate the Partnership as soon as reasonably practicable. Pursuant to
Section 8.10 of the HBT Agreement, in the event that the General Partner reasonably believes that within one year there is a substantial risk of the Partnership being treated for federal income tax purposes as a corporation (an "Adverse Tax
Consequence") as a result of, among other things, a reclassification of the Partnership as a corporation under the Revenue Act of 1987 (the " 1987 Act") for its first taxable year beginning after December 31, 1997, the General Partner may take certain actions (described further below), including the liquidation of the Partnership, upon not less than 30 days prior written notice to the Partners and the Unitholders unless, prior to the taking of such action, the Unitholders shall have voted against such action by a vote of at least two-thirds of all Limited Partnership Interests in the Partnership. Affiliates of HBT and the General Partner are the owners of approximately 85% of the issued and outstanding Preferred Units, and thus, no vote will be taken.

Liquidation of Assets

During the first quarter of 1997, the Partnership began the process of liquidating its assets. The disposition of the Partnership's significant assets can be summarized into the following categories: i) wholesale production operations, ii) retail production operations, iii) remaining servicing assets,
iv) servicing operation, and v) other assets.

Wholesale Production Operations
On March 31, 1997, the Partnership's subsidiary, HMCLP, sold its wholesale loan production branch operations to CrossLand Mortgage Corp. ("CrossLand"), a subsidiary of First Security Corporation, for approximately $4 million in cash. In addition, HMCLP will receive an earnout payment based on the aggregate principal amount of loans generated, between $1.5 billion and
$4.0 billion, from the transferred facilities during the thirteen months following the closing date of March 31, 1997. If the aggregate principal amount of loans generated is less than $1.5 billion, the Partnership will not receive an earnout payment. If CrossLand maintains the same volume of wholesale loan originations as HMCLP experienced in 1996 (approximately $2.8 billion), this earnout payment would total approximately $3.3 million. Management has established a receivable for 75% of this estimated amount which was recorded as a component of other assets in the accompanying March 31, 1997 consolidated financial statements. The purchase did not include the wholesale mortgage loan pipeline being processed by HMCLP at the time of the sale. These excluded loans will be processed and closed for HMCLP's account by CrossLand pursuant to an administrative services agreement between the parties. Management has recognized the inherent value of the pipeline and related costs to process and close such loans through a reduction in the net operating expenses in excess of operating revenues.

Retail Production Operations
On March 19, 1997, HMCLP sold a majority of its retail loan production branch operations to an unaffiliated third party for an amount approximately equal to the net book value of the fixed assets owned by the retail branches. The purchase did not include the retail mortgage loan pipeline being processed by HMCLP at the time of the sale. These excluded loans will be processed and closed for HMCLP's account by the unaffiliated third party pursuant to an administrative services agreement between the parties. Management has recognized the inherent value of the pipeline and related costs to process and close such loans through a reduction in the net operating expenses in excess of operating revenues.

Remaining Servicing Assets
As of March 31, 1997, the Partnership's servicing portfolio totaled approximately $3.2 billion. Effective April 30, 1997, the Partnership executed a purchase and sale agreement with an unrelated third party for the sale of the Partnership's servicing rights related to non-recourse FNMA and Freddie Mac loans and GNMA loans with unpaid principal balances totaling approximately $1.5 billion. The transfer of the servicing responsibilities is expected to occur in June and July 1997. Net proceeds from the sale are expected to be approximately $25.2 million and will be used to reduce the Partnership's servicing facility.

The  Partnership,  with  the  assistance  of  Bayview  Financial
Trading Group, Inc., is continuing to market the remaining servicing portfolio. Based on preliminary discussions with potential buyers for such servicing and signed letters of intent, the Partnership estimates that it will receive net proceeds of approximately $16.1 million. The net proceeds received for the sale of the remaining servicing portfolio could be impacted by changes in market conditions including, without limitation, changes in prevailing interest rates.

Servicing Operation
The Partnership is currently in negotiations with an unrelated third-party to sell its National Servicing Center located in Scottsbluff, Nebraska. The Partnership's Servicing Center, including the operations, facilities, fixed assets and employees, is being marketed for sale along with the Partnership's GNMA pool buyout and reinstatement unit, and its streamline refinance capability. The carrying value of the remaining facilities and fixed assets is reflected at estimated net realizable value in the accompanying March 31, 1997 consolidated financial statements.

Mortgage Loans Held for Investment
During the first quarter of 1997, the Partnership sold a portion of its mortgage loans held for investment portfolio totaling approximately $3.0 million to an unrelated third party for approximately $2.8 million. An unrealized loss of approximately $0.2 million was provided for in the December 31, 1996 consolidated financial statements and realized during the first quarter of 1997. It is anticipated that any additional mortgage loans repurchased during 1997 and the remaining portfolio will be marketed and sold in a similar fashion.

CMO Bonds, Residual Interests, Investment Securities and SMATs During the first quarter of 1997, the Partnership sold its CMO bond and residual interest portfolio, except for certain non-economic residual interests (with a book value of $0), totaling approximately $1.2 million to unrelated third parties for approximately $3.1 million. An unrealized gain of approximately $1.9 million was provided for, in accordance with SFAS No. 115, in the December 31, 1996 consolidated financial statements. The Partnership is continuing to market for sale its remaining portfolio. The estimated realizable value of the remaining portfolio was approximately $0.7 million at March 31, 1997 which was based on actual sale amounts received in April 1997.

Investment in Loans Repurchased from GNMA Pools
The  Partnership  has negotiated a sales  transaction with an unrelated third party  to  acquire  a
substantial portion of its investment in loans repurchased  from
GNMA  pools.   The Partnership has sold  these
assets for an amount that approximates its net book value at March 31, 1997.

Other
The Partnership is currently in the process of marketing its remaining assets (not discussed above) for sale. In addition, the Partnership will market and dispose of its remaining operating receivables and operating payables which are reflected at their current estimated liquidation amounts and settlement amounts, respectively, in the accompanying consolidated statement of net assets in liquidation as of March 31, 1997. Operating receivables (reflected as other assets in the accompanying consolidated financial statements) consists primarily of production operation receivables, mortgage loan interest receivables, trade receivables, and prepaid assets (e.g., insurance and maintenance contracts). Operating payables (reflected as accounts payable and other liabilities in the accompanying consolidated financial statements) consists primarily of production operation payables, interest payables on lines of credit and other debt, and trade payables and an estimate of operating expenses in excess of operating revenues expected to be incurred through liquidation. The actual amounts realized from the sale of the Partnership's assets and the actual settlement amounts of the Partnership's remaining liabilities could differ materially from their current carrying values.

Reduction in Borrowing Facilities

On May 1, 1997, the Partnership reduced its credit facilities to a $30 million revolving servicing facility, a $37.5 million working capital line of credit, and a $200 million revolving committed warehouse facility.

                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

On March 18, 1997, HMCLP and certain other affiliates were sued in Federal Court in the Eastern District of Virginia by a mortgage loan borrower alleging, on behalf of the borrower and on behalf of an alleged class of similarly situated borrowers from HMCLP since March 17, 1996, that certain payments made by HMCLP to a mortgage broker in connection with the plaintiff's loan, and loans to members of the purported class, violated
Section 8 of RESPA. This suit is in the early stages of discovery. Management expects to defend the suit vigorously.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

a.  Exhibits:

            1)   Sale  by  Harbourton  Mortgage  Co.,  L.P.  and
                 Harbourton   Funding  Corporation to   CrossLand
                 Mortgage Corp.

b.  Reports on Form 8-K:

          1) Press Release, dated February 3, 1997 (announcing the decision to liquidate the Partnership and the sale of HBT's wholesale production operations to CrossLand Mortgage Corp. (8-K filed February 4, 1997)
          2) Notice to Unitholders, dated February 6, 1997 (8-K filed February 13, 1997)

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

                 HARBOURTON MORTGAGE CO., L.P.

                     By:   Harbourton Mortgage Corporation,  its
                           General Partner


Signatures            Title                        Date

s/ Jack W. Schakett   Chief Executive Officer and  May 15, 1997
                      Director of
Jack W. Schakett      the     General     Partner
                      (Principal        Executive
                      Officer)

s/ Paul A. Szymanski  Chief Financial Officer and  May 15, 1997
                      Secretary
Paul A. Szymanski

s/ Brent F. Dupes     Executive Vice President     May 15, 1997
Brent F. Dupes

s/ Bill L. Reid III   Chief Accounting Officer     May 15, 1997
Bill L. Reid III






EXHIBIT     EXHIBIT      EXHIBIT    EXHIBIT    EXHIBIT    EXHIBIT





                    Asset Purchase Agreement
                  Relating to the Acquisition
                      of Certain Assets of
                 Harbourton Mortgage Co., L.P.
               and Harbourton Funding Corporation
                               by
                    CrossLand Mortgage Corp.

                       February 28, 1997

                    Asset Purchase Agreement


          This Asset Purchase Agreement (this AAgreement@), is entered into as of the 28th day of February, 1997, by and among Harbourton Mortgage Co., L.P., a Delaware limited partnership (AHarbourton@), Harbourton Financial Services L.P., a Delaware limited partnership (AHFS@), Harbourton Funding Corporation, a Delaware corporation (AHarFunding@) (Harbourton, HFS and HarFunding collectively, the ASeller@),, Harbourton Holdings, L.P., a Delaware limited partnership (AHarbourton Holdings@), and CrossLand Mortgage Corp., a Utah corporation (ACrossLand@).


                            Recitals

          A. Harbourton operates a wholesale and retail mortgage banking business.

          B. HFS owns 99% of the partnership units of Harbourton. HarFunding owns the remaining 1% of the partnership units of Harbourton, and is a wholly owned subsidiary of HFS.

          C. Harbourton Holdings owns approximately an 85% beneficial interest in HFS.

          D. The Seller is willing to sell, and CrossLand is willing to purchase, certain of the Seller's assets related to its wholesale residential (one to four family) loan production (newly originated) branch operations (the ABusiness@), as more specifically identified below, upon the terms and subject to the conditions set forth in this Agreement.


                            Agreement

          In consideration of the foregoing recitals and of the mutual covenants and promises contained herein, and for other good and valuable consideration, the receipt and adequacy of which the parties hereby acknowledge, the parties hereto agree as follows:

          1.  Purchase and Sale of Assets and Certain Related
Transactions.

               1.1 Purchase and Sale. Subject to the terms and conditions of this Agreement, and for the consideration set forth herein, Seller shall at the Closing (as defined in Section 0, below) sell, convey, assign, transfer and deliver to CrossLand, and CrossLand shall purchase and acquire from Seller, all of Seller's right, title and interest in and to (together, the APurchased Assets@):

                    (a)  certain branch offices of Harbourton,
          as listed in Schedule 1.1(a) hereto (the AHarbourton
          Branches@);

                    (b)  all furniture, fixtures and equipment
          located or used on the premises of the Harbourton Branches at the Closing Date including without limitation those items listed on Schedule 1.1(b)-1 hereto (the AFixed Assets@), except those specific items identified on Schedule 1.1(b)-2 hereto (the AExcluded Assets@);

                    (c)  the name AWestern Sunrise Mortgage@ and
          all variations thereof (the AService Mark@), pursuant to a Service Mark Assignment substantially in the form attached hereto as Exhibit A (the AService Mark
          Assignment@);

                    (d)  all advertising and promotional
          materials and similar materials relating to the Harbourton Branches, the Fixed Assets and the Service
          Mark; and

                    (e)  all contracts and leases listed on
          Schedule 1.1(e) hereto (the AAssigned Contracts@);

                    (f)  all prepaid obligations of the Seller
          related to the Fixed Assets, the Harbourton Branches and the Assigned Contracts, including without limitation those listed on Schedule 1.1(f) (the
          APrepaid Assets@).

               1.2  Exclusion of Pipeline Loans.  Except as
specifically provided herein, and subject to the provisions of the Administrative Services Agreement described in Section 1.6, excluded from the Purchased Assets are all Harbourton loans which, as of the Closing Date, (i) have a rate lock (regardless of the closing status of the loan) and such rate lock has not expired (ARate-Locked Loans@), or (ii) if not rate locked, either have been registered with Harbourton and have an active Harbourton loan number, or have been submitted to Harbourton for approval (ANonrate-Locked Loans;@ collectively, with the Rate-Locked Loans, the APipeline Loans@). The parties agree to identify the Pipeline Loans, and prepare and attach a Schedule
1.2 to this Agreement listing such loans, as soon as possible after the Closing Date, but in any event within five (5) business days after the Closing Date.

               1.3 Limited Assumption of Liabilities. Subject to the terms and conditions of this Agreement, from and after the Closing Date, CrossLand shall assume, pursuant to an Assignment, Assumption and Bill of Sale substantially in the form attached hereto as Exhibit B (the AAssignment and Assumption Agreement@), the following specific liabilities and no others (the AAssumed Liabilities@):

               (a) Liabilities and obligations identified on
          Schedule 1.3 to this Agreement;  and

               (b) Liabilities and obligations pursuant to the Assigned Contracts as listed on Schedule 1.1(e) (excluding any liability or obligation relating to or arising out of such Assigned Contracts as a result of
          (A) any breach of such Assigned Contracts occurring prior to the Closing Date, (B) any violation of law, breach of warranty, tort or infringement occurring prior to the Closing Date, or (C) with respect to the foregoing items (A) and (B), any related charge, complaint, action, suit, proceeding, hearing, investigation, claim or demand).

               1.4  Seller's Other Debts, Liabilities and
Obligations. The parties hereby acknowledge and agree that all debts, claims, contracts, obligations and liabilities whatsoever of Seller, other than under the Assumed Liabilities, shall be the sole responsibility of Seller, and that CrossLand is not assuming, and shall not be obligated or deemed to assume, any other debt, claim, contract, obligation or liability of Seller.

               1.5 Sample Employment Agreement. Subject to the terms and conditions of this Agreement and conditioned upon the closing of this transaction, CrossLand shall at the Closing enter into an employment agreement with Cindy Sample (ASample@) in substantially the form attached to this Agreement as Exhibit C (the ASample Employment Agreement@), pursuant to which CrossLand will employ Sample for a term of two (2) years from the Closing Date.

               1.6 Administrative Services Agreement. Subject to the terms and conditions of this Agreement and conditioned upon the closing of this transaction, Harbourton and CrossLand shall at the Closing enter into an Administrative Services Agreement, in substantially the form set forth in Exhibit D attached hereto, pursuant to which CrossLand shall perform those functions reasonably necessary to close the Pipeline Loans on behalf of Harbourton on the terms and subject to the conditions set forth therein.

               1.7  Retail Administrative Services Agreement.
In the event Harbourton has not closed a sale or other disposition of the retail origination branches not acquired by CrossLand hereunder, as identified in Schedule 1.7 hereto (the ARetail Branches@) on or prior to the Closing Date, the parties shall enter into a Retail Administrative Services Agreement, in substantially the form set forth in Exhibit E attached hereto, pursuant to which, for a period of ninety (90) days from and after the Closing Date, CrossLand will provide management oversight services to Harbourton for such Retail Branches (excluding daily operating functions). CrossLand will use its reasonable best efforts to have Kevin Ryan, Ed Muckerman and the retail underwriting management provide such services. On or before the Closing Date, Harbourton shall identify the Retail Branches that will be subject to the Retail Administrative Services Agreement and prepare a supplement to Schedule 1.7 listing such Retail Branches.

               1.8 Goodwill. The parties acknowledge and agree that along with the sale of the Purchased Assets, at the Closing, the Seller is transferring to the Purchaser Seller's goodwill associated with the Business.
          2.  Purchase Price.

               2.1 Purchase Price. Subject to the terms and conditions of this Agreement, CrossLand shall pay to Seller for the purchase of the Purchased Assets, an amount equal to (a) Two Million Three Hundred Fifty Thousand Dollars ($2,350,000), plus
(b) an Incentive Earnout, as defined below (together, the AFranchise Value Purchase Price@), plus (c) the net book value of the Fixed Assets as reflected on Harbourton's financial statements as of the Closing Date calculated in accordance with generally accepted accounting principles as historically applied by Harbourton (the AFixed Asset Purchase Price@), plus (d) an amount equal to the amount of Prepaid Assets as of the Closing Date (the APrepaid Assets Purchase Price;@ the Franchise Value Purchase Price, the Fixed Asset Purchase Price and the Prepaid Assets Purchase Price being together called the APurchase Price@).

               2.2  Incentive Earnout.

                    (a)  Calculation.  The Incentive Earnout
          shall be an amount equal to (i) Twenty-five basis points (.25%) multiplied by (ii) the Eligible Production Volume, as defined herein. AEligible Production Volume@ shall mean such of the cumulated Production Volume, as defined below, closed by all the Harbourton Branches during the Incentive Period, as defined below, in excess of $1.5 billion and less than $4 billion. In no event shall the Incentive Earnout exceed an aggregate total of $6.25 million.

                    (b)  Definition of AProduction Volume.@
          AProduction Volume@ for each Harbourton Branch shall mean the principal dollar amount of those loans closed by such branch, excluding any Pipeline Loans except as specifically provided for herein.

                    (c)  Definition of AIncentive Period.@
          AIncentive Period@ shall mean that period commencing on the Closing Date and ending on the same numerical day as the Closing Date in the thirteenth (13) calendar month after the month in which the Closing Date falls. For example, if the Closing Date is January 13, 1997, the Incentive Period shall extend from January 13, 1997 to February 13, 1998.

                    (d)  Consolidation of Branches.  In the
          event CrossLand consolidates any of the Harbourton Branches with any CrossLand branch office, for purposes of the Incentive Earnout, the Production Volume for such consolidated branch shall be equal to
          (i) the Production Volume of such consolidated branch multiplied by (ii) the Volume Percentage (as defined below). The AVolume Percentage@ shall be calculated as (w) the Production Volume of the consolidating Harbourton Branch for the twelve (12) full calendar months just prior to the Closing Date, divided by (x) the sum of the Production Volume of both the consolidating Harbourton Branch and the consolidating CrossLand branch for the twelve (12) full calendar months just prior to the Closing Date. In the event that either the consolidating Harbourton Branch or CrossLand Branch has been in existence less than twelve (12) full calendar months prior to the Closing Date, the AVolume Percentage@ shall be calculated as
          (y) the Production Volume of the consolidating Har bourton Branch for the three (3) full calendar months just prior to the Closing Date, divided by (z) the sum of the Production Volume of both the consolidating Harbourton Branch and the consolidating CrossLand branch for the three (3) full calendar months just prior to the Closing Date.

               2.3 Payment of the Purchase Price. CrossLand shall pay the Purchase Price to Seller as follows:

                    (a)  Closing Cash Payment.  CrossLand shall
          pay to Seller at the Closing in cash or other immediately available funds (the AClosing Cash Pay ment@) at such place and to such party as Harbourton may direct, an amount equal to (i) Two Million Three Hundred Fifty Thousand Dollars ($2,350,000), plus
          (ii) the net book value of the Fixed Assets as reflected on Harbourton's financial statements dated as of December 31, 1996, attached hereto as Schedule 2.3(a), less an amount equal to the estimated depreciation on the Fixed Assets for the period from December 31, 1996 up to the Closing Date (the ADecem ber 31 Net Value@).

                    (b)  Post-Closing Calculation of the Fixed
          Asset Purchase Price and Payment Adjustment. Within thirty (30) days following the Closing Date, the parties shall calculate the Fixed Asset Purchase Price and shall prepare and attach a Schedule 2.3(b) reflecting such Fixed Asset Purchase Price.

                              (1)  In the event that the Fixed
               Asset Purchase Price is greater than the Decem ber 31 Net Value, CrossLand shall pay to Seller in cash or other immediately available funds the difference between the Fixed Asset Purchase Price and the December 31 Net Value within thirty (30) days after the determination of the Fixed Asset Purchase Price.

                              (2)  In the event that the Fixed
               Asset Purchase Price is less than the December 31 Net Value, Seller shall pay to CrossLand in cash or other immediately available funds the difference between the December 31 Net Value and the Fixed Asset Purchase Price within thirty (30) days after the determination of the Fixed Asset Purchase Price.

                    (c)  Post-Closing Calculation of the Prepaid
          Assets Purchase Price and Payment. Within thirty (30) days following the Closing, Seller shall prepare and attach a supplement to Schedule 1.1(f) reflecting the amount of Prepaid Assets as of the Closing Date. Upon approval by CrossLand of such supplement to Schedule 1.1(f) and the Prepaid Assets Purchase Price reflected therein, which such consent or challenge to the supplement must be made within ten (10) days of Cross Land's receipt of such supplement and which approval may not be unreasonably withheld, CrossLand shall pay to Seller in cash or other immediately available funds an amount equal to the Prepaid Assets Purchase Price.

                    (d)  Incentive Earnout Payments.

                              (i)  Monthly Incentive Payments.
               The Incentive Earnout, if any, shall be paid in monthly installments (the AMonthly Incentive Payments@), payable within thirty (30) days after the end of the calendar month in which such Monthly Incentive Payment accrues. The Monthly Incentive Payments shall accrue only on that portion of the Production Volume closed during the month that meets the definition of Eligible Production Volume and shall in any event cease accruing upon the expiration of the Incentive Period. Until the Production Volume meets the definition of Eligible Production Volume, within thirty (30) days after the end of each calendar month, CrossLand shall deliver to Harbourton a report of the Production Volume closed during the month in the form of Exhibit F.

                              (ii)  Calculation of Monthly
               Incentive Payments. Upon accrual of a Monthly Incentive Payment, the Monthly Incentive Payment shall be calculated as an amount equal to (i) that portion of Production Volume for the Harbourton Branches closed during the month that qualifies as Eligible Production Volume, multiplied by (ii) Twenty-five basis points (.25%).

                              (iii)  Adjustments to
               Calculations. On each payment date for the Monthly Incentive Payment, CrossLand shall deliver to Harbourton the calculation (and supporting worksheets, as appropriate) with respect to such payment in the form of Exhibit F. Harbourton shall have fifteen (15) days to object to such calculation, after which period Harbour ton shall be deemed to have accepted such calcu lation. In the event Harbourton objects to the amount of such payment it shall notify CrossLand of such objection within said fifteen (15) day period. Thereafter, the parties shall work together to resolve such dispute. If the parties are unable to resolve the dispute within sixty
               (60) days of the receipt by CrossLand of the notice of objection, then the calculation of the applicable payments shall be made by an independent, nationally recognized CPA firm, to be mutually agreed upon by the parties, which determination by such CPA firm shall be binding on the parties. The parties shall share equally the costs associated with any such determinations made by the CPA firm.

               2.4  Allocation of Purchase Price.  The Purchase
Price shall be allocated among the Purchased Assets as set forth in Schedule 0 to this Agreement.

               2.5 Transfer Taxes. CrossLand shall pay any sales, use or other taxes imposed by reason of the transfer of the Purchased Assets as provided herein; provided, however, that Seller shall be solely responsible for its income taxes. CrossLand and Seller shall cooperate to seek exemptions, if available, from sales tax which may be applicable to the transfers contemplated hereby.

               2.6 Proration of Expenses. The parties shall prorate any expenses related to the Purchased Assets paid before, on or after the Closing Date that cover a period in which the Closing Date falls and that are not accounted for as part of the Prepaid Assets or that are not otherwise expressly provided for in this Agreement. Seller shall promptly notify vendors of the sale of its assets to CrossLand and shall request that vendors bill Seller for services provided and goods used prior to the Closing Date, and bill CrossLand for services provided and goods used on or after the Closing Date. In the event that either Seller or CrossLand receives invoices that include charges for services provided or goods used during the period in which the Closing Date falls, the party receiving the invoice will promptly process the invoice and pay for all the services accruing during the month in which the Closing Date falls. A copy of the invoice with the proration calculation shall be provided to the other party with a reimbursement request. The reimbursement payment shall be made within fifteen
(15) calendar days of the receipt of the request. Invoices that only include charges for periods for which the other party is solely responsible shall be promptly forwarded to and paid directly by the responsible party.

          3.  Closing.

               3.1 Closing. The closing of the transactions contemplated herein (the AClosing@) shall be held, subject to the provisions of Sections 0 and 0 of this Agreement, at the offices of Ray, Quinney & Nebeker, 79 South Main Street, Salt Lake City, Utah, 10:00 a.m. local time on Monday, March 31, 1997, or at such other time and date or such other location agreed by the parties (the AClosing Date@).

               3.2  Conveyances at Closing.

                    (a)  Instruments.  To effect the transfers
          described in Section 0 hereof, Seller shall, on the Closing Date, subject to the terms and conditions of this Agreement, execute and deliver to CrossLand:

                              (i)  one or more bills of sale,
               deeds, assignments, endorsements and other instruments of conveyance and transfer (together, the ABills of Sale@) reasonably requested by CrossLand, conveying to CrossLand in the aggregate all the Purchased Assets together with the goodwill of Seller associated with the Business; the Bills of Sale shall warrant to CrossLand that the Purchased Assets are transferred to CrossLand free and clear of all debts, liens, security interests, mortgages, trusts, infringements, claims and other liabilities or encumbrances whatsoever except as specifically permitted by this Agreement;

                              (ii)  the Assignment and
               Assumption Agreement;

                              (iii)  the Service Mark
               Assignment;

                              (iv)  such lessor and landlord
               consents as are required under any of the leases assigned in the Assigned Contracts;

                              (v)  such other consents,
               approvals or authorizations of third parties necessary to transfer and assign the Purchased Assets to CrossLand except for leases of office equipment and the sublease of the Aurora, Colorado, office;

                              (vi)  such other certificates and
               instruments as shall be reasonably requested by CrossLand in order to vest in CrossLand title in and to the Purchased Assets in accordance with the provisions of this Agreement.

                    (b)  Form of Instruments.  All of the
          foregoing instruments shall be in form and substance, and shall be executed and delivered in a manner, reasonably satisfactory to CrossLand and Harbourton and their respective legal counsel.

               3.3 Other Deliveries at Closing. In addition to the foregoing matters, subject to the terms and conditions of this Agreement, at the Closing:

                    (a)  Purchased Assets.  Seller shall deliver
          to CrossLand possession of all the Purchased Assets at their respective locations on the date hereof (or if subsequently acquired, at the location where used by Seller).

                    (b)  Purchase Price.  CrossLand shall
          deliver to Seller the Closing Cash Payment.

                    (c)  Non-Compete Agreement.  David Mills
          (AMills@) shall execute and deliver a Non-Compete
          Agreement in substantially the form attached hereto as Exhibit G (the ANon-Compete Agreement@).

                    (d)  Administrative Services Agreement.  The
          parties shall have executed and delivered the Administrative Services Agreement.

                    (e)  Retail Administrative Services
          Agreement. The parties shall have executed and delivered the Retail Administrative Services Agree ment, if applicable pursuant to Section 0 above.

                    (f)  Other Deliveries.  Each party shall
          take such other actions, and shall execute and deliver such other instruments or documents, as shall be required under Sections 0 and 0 hereof.

          4.  Representations and Warranties of the Seller.
Each of Seller hereby represents and warrants to CrossLand as follows:

               4.1  Organization.  Harbourton is a limited
partnership duly organized, validly existing and in good standing under the laws of the State of Delaware. HFS is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware. Harbourton Funding is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Harbourton Holdings is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware. HFS owns 99% of the partnership units of Harbourton. HarFunding owns the remaining 1% of the partnership units of Harbourton, and is a wholly owned subsidiary of HFS. Harbourton Holdings owns approximately an 85% direct or indirect beneficial interest in HFS, and Harbourton Holdings and its subsidiaries are entitled to no less than 84% of the all distributions, whether or not triggered by liquidation, made by HFS to its partners.

               4.2  Authority.  Each of the Seller and
Harbourton Holdings has all necessary partnership or corporate power and authority to enter into this Agreement and the other documents and agreements contemplated hereby, to consummate the transactions contemplated hereby and thereby, and to perform its obligations hereunder and thereunder. The execution and delivery of this Agreement and the performance of its obliga tions under this Agreement by each of Seller and Harbourton Holdings have been duly authorized by all necessary partnership or corporate action, as the case may be. This Agreement has been duly executed and delivered by each of Seller and Harbourton Holdings and is a valid and binding obligation of each of them, enforceable against each in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to creditor's rights generally or by equitable principles (whether considered in an action at law or in equity) and other customary limitations on enforceability.

               4.3 No Violation. Neither the execution and delivery of this Agreement by Seller or Harbourton Holdings, nor the consummation by Seller or Harbourton Holdings of the transac tions with respect to such party contemplated hereby, nor compliance by Seller or Harbourton Holdings with any of the terms or provisions hereof, will (i) conflict with or result in a breach of any provision of the Certificate of Limited Partnership or Partnership Agreement of Harbourton, HFS or Harbourton Holdings, respectively, or conflict with or result in a breach of any provision of the Articles of Incorporation, Bylaws or other organizing documents of HarFunding, (ii) violate any statute, code, ordinance, rule, regulation, judgment, order, writ, decree or injunction applicable to Seller, Harbourton Hold ings or any of the Purchased Assets, (iii) except as disclosed on Schedule 4.14, violate, conflict with, result in a material breach of any provisions of, constitute a material default (or an event which, with notice or lapse of time, or both, would constitute a material default) under, result in the termination of, accelerate the performance required by, or result in a right of termination or acceleration of any Assigned Contract, or
(iv) result in the creation of any encumbrance upon any of the Purchased Assets.

               4.4 Taxes. Seller has paid in a timely manner all federal, state and local taxes, assessments and levies of every kind, character or description, including but not limited to ad valorem taxes and assessments for improvements imposed upon Seller or payable by Seller, and sales and use taxes collectible or payable by Seller, which could constitute a lien on the Purchased Assets and which are payable by Seller with respect to periods prior to, and are due and payable on or before, the Closing Date.

               4.5  Service Mark.  Upon the Closing of this
transaction, CrossLand shall have all rights to use the Service Mark in the manner in which Harbourton used it prior to Closing. Harbourton has all rights, power and authority to transfer the Service Mark in accordance with this Agreement.

               4.6 Title to Purchased Assets. Except as set forth in Schedule 0 to this Agreement, Seller has good title to all the Purchased Assets, free and clear of all debts, liens, security interests, mortgages, trusts, claims, lien and encumbrances and liabilities whatsoever; except, however, that with respect to each parcel of leased real property or item of leased personal property, Harbourton has a valid leasehold interest therein.

               4.7  Prepaid Obligations.  Schedule 1.1(f)
contains a complete and accurate listing of all of the Prepaid Assets as of December 31, 1996, and their amounts, constituting all prepaid obligations of Seller related to the Fixed Assets, the Harbourton Branches and the Assigned Contracts. When delivered, the supplement to Schedule 1.1(f) will contain a complete and accurate listing of all of the Prepaid Assets as of the Closing Date, and their amounts, and will constitute all prepaid obligations of Seller related to the Fixed Assets, the Harbourton Branches and the Assigned Contracts.

               4.8 Assigned Contracts. Each Assigned Contract is in full force and effect. Seller is not in material breach of or default under any Assigned Contract, and no event has occurred which with notice or lapse of time or both would constitute a material breach or default by Seller of, or permit termination, modification, or acceleration against Seller under, any Assigned Contract. Seller has not received any notice that it has breached any term, condition or covenant of any Assigned Contract. Seller has not repudiated or waived any material provision of any Assigned Contract. No other party to any Assigned Contract is in default in any respect thereunder. Each lease or sublease agreement identified on Schedule 1.1(e) is legal, valid, binding, enforceable and in full force and effect as against Seller and, to the knowledge of Seller, as against the landlord, is fully assignable to CrossLand (or Seller has obtained or will have obtained before Closing, the consent of the lessor to such assignment), and will at the Closing be legal, valid, binding, enforceable and in full force and effect.

               4.9 Financial Statements. Seller and Harbourton Holdings have previously delivered to CrossLand copies of
(i) the audited financial statements (the AHarbourton Audited Financial Statements@) of Harbourton for the year ended December 31, 1995, with reports on all such audited financial statements by Seller's independent accountants, (ii) the unaudited interim consolidated financial statements (the AHarbourton Interim Financial Statements@) of Harbourton dated September 30, 1996,
(iii) the Form 10-K for HFS for the year ended December 31, 1995, and (iv) the Form 10-Q for HFS for the quarter ended September 30, 1996 ((iii) and (iv) referred to herein as the AHFS Financials@) (the Harbourton Audited Financial Statements, the Harbourton Interim Financial Statements and the HFS Financials are collectively referred to herein as the AHarbour ton Financial Statements@), copies of which are contained in
Schedule 4.9 hereto. The Harbourton Audited and Interim Financial Statements have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered by such statements and fairly present in all material respects the financial position of Harbourton as of the respective dates thereof, the results of its operations and the changes in its financial position for the respective periods covered thereby; provided, however, that the interim statements are subject to normal year-end adjustments and the absence of footnote disclosure.

               4.10  Undisclosed Liabilities. Seller has no
liabilities or obligations of any nature, whether accrued, absolute, contingent or otherwise, asserted or unasserted, known or unknown, that materially and adversely affect the Purchased Assets except for (a) liabilities and obligations stated or adequately reserved against on Harbourton's Balance Sheet dated December 31, 1996, or liabilities and obligations not required to be disclosed on a balance sheet prepared in accordance with GAAP which have been incurred in the ordinary course of business on or prior to such date, (b) liabilities and obligations specifically identified in Schedule 4.10, Schedule 4.13 or
Schedule 4.14 hereto, and (c) liabilities or obligations incurred in the ordinary course of business consistent with past practice since December 31, 1996 or incurred in connection with this Agreement or the transactions contemplated hereunder.

               4.11 No Material Adverse Change. Since January 31, 1997, the Purchased Assets, in the aggregate, and the business of Seller's wholesale residential (one to four family) loan production branches, taken as a whole, have not suffered a material adverse change except for (i) those changes resulting from any changes in law, regulations, guidelines, judicial decisions, or accounting practice which are generally applicable to the wholesale residential (one to four family) loan production business, (ii) changes in general economic or financial conditions or other changes generally prevailing in the wholesale residential (one to four family) loan production business (including without limitation changes in interest rates for residential mortgages), (iii) changes resulting from the actions of CrossLand or its representatives, and (iv) changes contemplated by this Agreement.

               4.12  Litigation.  Except as set forth on
Schedule 4.12 to this Agreement, there are no actions, suits or proceedings involving Seller pending or, to the best knowledge of Seller and Harbourton Holdings, threatened against or affecting any of the Purchased Assets or the consummation of the transactions contemplated hereby, at law or in equity or before or by any governmental authority or instrumentality or before any arbitrator of any kind, which could have a material adverse effect upon the Purchased Assets.

               4.13 Compliance with Law. The conduct by Seller of its business does not violate or infringe any domestic or foreign laws, statutes, ordinances, rules or regulations, the enforcement of which, individually or in the aggregate, would materially and adversely affect the Purchased Assets. Except as set forth on Schedule 4.13 to this Agreement, Seller has not received any written notification alleging, nor do any of them have knowledge of, any uncured violation of any applicable statutes, rules, regulations, ordinances, codes, orders, licenses, permits or authorizations, as such now apply to the Purchased Assets.

               4.14  Consents and Approvals.  Except as set
forth on Schedule 4.14 hereto, no consent, approval or authorization of, or declaration, filing or registration with any governmental or regulatory authority, or any person or entity, is required to be made or obtained by Seller in connection with the execution, delivery and performance of this Agreement and the other certificates, agreements and documents contemplated hereby, and the consummation of the transactions contemplated hereby and thereby.

               4.15 Absence of Brokerage Commissions, Etc. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by Seller directly with CrossLand without the participation or intervention of any other person, firm or corporation employed or engaged by or on behalf of Seller in such a manner as to give rise to any valid claim against Seller or CrossLand for a brokerage commission, finder's fee or like payment, except for the involvement of The Stratmor Group. CrossLand shall pay any and all fees due to The Stratmor Group for its services related to this Agreement.

               4.16  Pipeline Loans.  When delivered, Schedule
1.2 will contain a listing complete and accurate in all material respects of the Pipeline Loans, together with the proposed loan amount, interest rate, loan type, and closing date.

               4.17  Employees.  In connection with the
operation of the Business, Seller has complied in all material respects with all applicable laws relating to the employment of labor, including provisions thereof relating to wages, hours, equal opportunity, collective bargaining and the payment of social security and other taxes. Except as set forth in
Schedule 4.17, there are no administrative charges or court com plaints pending or, to the best knowledge of Seller, threatened against Seller before the U.S. Equal Employment Opportunity Commission or any state or federal court or agency concerning alleged employment discrimination or any other matters relating to the employment of labor in connection with the Business. There is no unfair labor practice charge or complaint pending or, to the best knowledge of Seller, threatened against Seller before the National Labor Relations Board or any similar state or local body. Within the last three (3) years, Seller has not experienced any union organization attempts, labor disputes or work stoppage or slowdowns due to labor disagreements. There is no labor strike, dispute, work stoppage or slowdown pending or, to the best knowledge of Seller, threatened. There is no request for representation pending and no question concerning representation has been raised. There is no grievance or arbitration proceeding pending. Seller is not a party to any labor or union agreement.

               4.18  Employee Benefit Plans.

                    (a)  Schedule 4.18 contains a true and
          complete list of each Aemployee benefit plan@ (within the meaning of Section 3(3) of ERISA (including without limitation multiemployer plans within the meaning of ERISA Section 3(37)), stock purchase, stock option, severance, employment, change-in-control, fringe benefit, collective bargaining, bonus, incentive, deferred compensation, severance and all other employee benefit plans, agreements, programs, and policies generally applicable to employees in the Business (after the lapse of any waiting period or similar eligibility requirement) which is maintained by Seller or any of its affiliates and legally binding. All such plans, agreements, programs, and policies shall be collectively referred to as the AHarbourton Plans.@ Except as provided in Section 13 or as otherwise agreed by CrossLand (for example, in its offer of employment to Transferring Employees), following the Closing CrossLand shall not be liable to any employee or former employee of Seller under the Harbourton Plans or any other arrangement, plan or policy of the Seller, whether formal or informal, oral or written, or otherwise.

                    (b)  With respect to each Harbourton Plan,
          Seller has delivered or made available to CrossLand a current, accurate and complete copy of the most recent determination letter, if applicable.

                    (c)  Except as disclosed on Schedule 4.18
          hereto, (A) each Harbourton Plan which is an "employee benefit plan" within the meaning of Section 3(3) of ERISA has been established and administered substantially in accordance with its terms and in compliance in all material respects with the applicable provisions of ERISA, the Code and other applicable laws, rules and regulations; and (B) each Harbourton Plan which is intended to be qualified within the meaning of section 401(a) of the Code is so qualified and has received a favorable determination letter as to its qualification, or application has been made to the Internal Revenue Service for the issuance of such letter and nothing has occurred, whether by action or failure to act, that would cause the loss of such qualification or would prevent such letter from being issued.

                    (d)  No Harbourton Plan is a multiemployer
          plan within the meaning of Section 4001(a)(3) of ERISA subject to Title IV of ERISA. The only Harbourton Plan which is an Aemployee pension plan@ within the meaning of ERISA Section 3(2) is the Harbourton Holdings, L.P. 401(k) Profit Sharing Plan (the AHarbourton 401(k) plan@) listed on Schedule 4.18.

               4.19 Environmental Issues. As of the Closing Date, (i) the Harbourton Branches are not contaminated by and do not contain Hazardous Material in any regulated form or quantity, whether contained in construction or fill materials or used to any material extent or stored thereon or therein, and
(ii) neither Seller nor, to the best knowledge of Seller, any other owner, operator, tenant or other occupant or user of the Harbourton Branches has received any summons, citation, directive, letter, order, information request, notice of violation (NOV) or other communication, written or oral, from any local, state or federal agency or department concerning any known, alleged or suspected intentional or unintentional action or omission by any person which may have resulted in the Disposal of Hazardous Material on, in or under the Harbourton Branches (other than matters which have been fully and finally resolved to the satisfaction of each governmental agency or department involved) which could have a material adverse affect on the Purchased Assets.

          For purposes hereof, the following terms shall be defined as follows:

               ADisposal of Hazardous Material@ shall mean any emitting, releasing, spilling, leaking, pumping, pour ing, emptying, disposing or dumping of any Hazardous Material into air or waters (including ground water) or onto lands.

               AEnvironmental Laws@ shall mean all federal, state and local laws and ordinances pertaining to the generation, manufacture, refining, recycling, treatment, handling, use, storage, transportation, disposal and cleanup of hazardous, radioactive, reactive, flammable, infectious, toxic or dangerous substances or materials or the protection of public health or of the environment, including without limitation the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (42 U.S.C. '' 9601, et seq.), the Resource Conservation and Recovery Act of 1976 (42 U.S.C. '' 6901, et seq.), the Toxic Substances Control Act (15 U.S.C. '' 2601, et seq.), the Clean Air Act (42 U.S.C. '' 7401, et seq.), the Federal Water Pollution Control Act (33 U.S.C.
          '' 1251, et seq.), and any similar state law, including all amendments thereto and all regulations promulgated thereunder.

               AHazardous Material@ shall mean oil, petroleum, petroleum products, asbestos, PCB's, dioxins and any other pollutants, contaminants, hazardous substances, hazardous wastes and toxic or dangerous substances or materials as defined in or regulated under any Environ mental Laws.

          5.  Covenants of Seller

               5.1 Negative Covenants. Except as otherwise specifically contemplated hereby, between the date hereof and the Closing Date, or the time when this Agreement terminates as provided below, Seller shall not, without the prior written authorization of CrossLand, allow or cause Seller to:

                    (a)  Conduct and Preservation of the
          Business. Except as contemplated by this Agreement, take or fail to take any commercially reasonable action which (i) causes Harbourton or HarFunding not to conduct its wholesale residential (one to four family) branch production operations in a manner consistent with industry standards, except to the extent Harbourton or HarFunding is precluded from acting in such fashion due to the actions of CrossLand or its representatives or due to the terms of this Agreement, or (ii) causes or is likely to cause a breach of Section 4.11.

                    (b)  Purchased Assets.  Sell, agree to sell
          or otherwise dispose of any of the Purchased Assets in excess of an aggregate of $10,000 other than in the ordinary course of business and consistent with past practice;

                    (c)  Fixed Assets.  From and after
          January 30, 1997, acquire additional Fixed Assets for the Business in an aggregate amount which exceeds Ten
          Thousand Dollars ($10,000);

                    (d)  Liens; Indebtedness; Etc.  Mortgage,
          pledge or subject to a security interest, lien or any other encumbrance any of the Purchased Assets, or incur or cancel any indebtedness or claims affecting the Purchased Assets;

                    (e)  Mortgage Loans.  Materially alter or
          vary its methods or policies of underwriting, pricing or originating wholesale residential mortgage loans;

                    (f)  Representations and Warranties.  Take
          any action, or fail to take any commercially reasonable action, that would result in a material breach or material violation of the representations and warranties of Harbourton contained in this Agreement or that would cause any condition to the transactions contemplated hereby to not be satisfied;

                    (g)  Assigned Contracts.  Accelerate,
          terminate, modify or cancel any Assigned Contract; or

                    (h)  Other.  Agree to do any of the
          foregoing included in (a) through (g).

               5.2 Post-Closing Negative Covenants. Between the date hereof and two (2) years from the Closing Date, or the time when this Agreement earlier terminates as provided below, Harbourton Holdings shall not, without the prior written authorization of CrossLand, liquidate, dissolve, or distribute, transfer, sell or otherwise convey all or substantially all of its assets to its equity holders or to any third party.


               5.3  Cooperation in Transition.  Prior to
closing, Seller will allow CrossLand reasonable access to the premises of the Harbourton Branches to install CrossLand's PC front-end system set-up and reasonable access to employees and agents of Seller who have accepted employment with CrossLand to train them on such system. After Closing, Seller shall, at no cost to CrossLand, provide such support services to CrossLand as are reasonably necessary to maintain the AS 400 loan processing and closing system to perform functions specifically related to services to be provided by CrossLand under the Administrative Services Agreement and the Retail Administrative Services Agreement during the term of such agreements, including without limitation the provision of technical, trained employees at the Harbourton Branches and support from Seller's Denver headquar ters. Seller shall not remove its AS 400 loan processing and closing system from the Harbourton Branches until the expiration of the Administrative Services Agreement and/or the Retail Administration Services Agreement.

               5.4  Investigation; Access.  Seller and
Harbourton Holdings shall use its best efforts to take or cause to be taken all action required under this Agreement on their part to be taken as promptly as practicable so as to permit the consummation of the transactions contemplated by this Agreement as soon as is reasonably practicable, and cooperate fully with CrossLand to that end, including, without limitation, by providing to CrossLand and its employees, agents, accountants and counsel, access to Seller's books, records, reports, tax returns and facilities and to Seller's employees, agents, accoun tants and counsel to the extent reasonably related to that end; provided, however, that CrossLand shall pursue such access in a manner that will not unreasonably interfere with Seller's normal operations, customers or employee relations.

               5.5  Disclosure Supplements.  No later than
fifteen (15) days following the end of each calendar month prior to the Closing Date and no later than five (5) business days prior to the Closing Date, Seller shall supplement or amend the disclosure Schedules attached hereto with respect to any matter hereafter arising which, if existing, occurring or known at the date of this Agreement, would have been required to be set forth or described by it or which is necessary to correct any information in such Schedules that has been rendered inaccurate thereby. No supplement or amendment to any Disclosure Schedule shall have any effect on the representations and warranties contained in this Agreement as of the date hereof or for the purpose of determining satisfaction of the conditions set forth in Section 10.1 hereof.

          6.  Representations and Warranties of CrossLand.
CrossLand hereby represents and warrants to Seller as follows as of the date hereof and as of the Closing Date:

               6.1 Organization of CrossLand. CrossLand is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Utah.

               6.2 Authorization. CrossLand has all necessary corporate power and authority to enter into this Agreement and the documents and agreements contemplated hereby, to consummate the transactions contemplated hereby and thereby, and to perform its obligations hereunder and thereunder. CrossLand's execution and delivery of this Agreement and the performance of its obligations under this Agreement has been duly authorized by all necessary corporate action. This Agreement has been duly executed and delivered by CrossLand, and is a valid and binding obligation of CrossLand, enforceable against CrossLand in accor dance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to creditor's rights generally or by equitable principles (whether considered in an action at law or in equity) and other customary limitations on enforceability.

               6.3 Consents and Approvals. Except as set forth in Schedule 0 hereto, no consent, approval or authorization of, or declaration, filing or registration with any governmental or regulatory authority, or any other person or entity, is required to be made or obtained by CrossLand in connection with the execution, delivery and performance of this Agreement and the other certificates, agreements and documents contemplated hereby, and the consummation of the transactions contemplated hereby and thereby, that has not been made or obtained by CrossLand.

               6.4 No Violation. Neither the execution and delivery of this Agreement by CrossLand, nor the consummation by CrossLand of the transactions contemplated hereby, nor compliance by CrossLand with any of the terms or provisions hereof, will (i) conflict with or result in a breach of any pro vision of its Articles of Incorporation or Bylaws, (ii) violate any statute, code, ordinance, rule, regulation, judgment, order, writ, decree or injunction applicable to CrossLand, or
(iii) violate, conflict with, result in a material breach of any provisions of, constitute a material default (or an event which, with notice or lapse of time, or both, would constitute a material default) under, result in the termination of, acceler ate the performance required by, or result in a right of termina tion or acceleration of any material contract or indebtedness of CrossLand that, if so violated, conflicted with, breached or defaulted under, terminated or accelerated, could have a material adverse effect on CrossLand's ability to perform and performance of under the terms of this Agreement.

               6.5 Absence of Brokerage Commissions, Etc. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by CrossLand directly with Seller without the participation or intervention of any other person, firm or corporation employed or engaged by or on behalf of CrossLand in such a manner as to give rise to any valid claim against Seller or CrossLand for a brokerage commission, finder's fee or like payment, except for the involvement of The Stratmor Group. CrossLand shall pay any and all fees due to The Stratmor Group for its services related to this Agreement.

               6.6  Financial Statements.  CrossLand has
previously delivered to Harbourton copies of (i) the annual report of First Security Corporation for the year ended December 31, 1995, (ii) the 10-Q for First Security Corporation for the quarter ended September 30, 1996, and (iii) the Consolidating Balance Sheet for First Security Corporation and its affiliates for the year ended December 31, 1995 (collectively referred to herein as the AFirst Security Financial Statements@), copies of which are attached as Schedule 6.6 hereto. The First Security Financial Statements have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered by such statements and fairly present in all material respects the financial position of CrossLand as of the respective dates thereof, the results of its operations and the changes in its financial position for the respective periods covered thereby; provided, however, that the interim statements are subject to normal year-end adjustments and the absence of full footnote disclosure.

               6.7  Litigation.  Except as set forth on Schedule
6.7 to this Agreement, there are no actions, suits or proceedings involving CrossLand pending or, to the best knowledge of CrossLand, threatened against CrossLand, at law or in equity or before or by any governmental authority or instrumentality or before any arbitrator of any kind, which, if determined adversely to CrossLand, could have a material adverse effect upon CrossLand's ability to perform or its performance of its obligations under this Agreement.

               6.8  Compliance with Law.  The conduct by
CrossLand of its business does not violate or infringe any domestic or foreign laws, statutes, ordinances, rules or regula tions, the enforcement of which, individually or in the aggregate, would materially and adversely affect CrossLand's ability to perform or its performance of its obligations under this Agreement. Except as set forth on Schedule 6.8 to this Agreement, CrossLand has not received any written notification alleging, nor does it have knowledge of, any uncured violation of any applicable statutes, rules, regulations, ordinances, codes, orders, licenses, permits or authorizations which could materially and adversely affect CrossLand's ability to perform or its performance of its obligations under this Agreement.

          7. Covenants of CrossLand. CrossLand shall use its best efforts to take or cause to be taken all action required under this Agreement on its part to be taken as promptly as practicable so as to permit the consummation of the transactions contemplated by this Agreement as soon as is reasonably practicable, and cooperate fully with Seller to that end. Without limiting the foregoing, CrossLand agrees to use commer cially reasonable efforts to train the employees and agents of Seller who have accepted employment with CrossLand and who have a need to be trained on CrossLand's PC front-end computer system and/or concerning CrossLand's business procedures.

          8.  Regulatory and Other Approvals.

               8.1 Filings. Each party shall promptly use its best efforts necessary to obtain all consents, approvals, per mits, authorizations, and registrations required to be obtained by them in order to consummate the transactions contemplated hereby. The parties shall cooperate with each other in obtain ing or making the necessary filings and consent solicitations. The parties shall use their best efforts to cause the filings and consent solicitations to be made as soon as practicable.
The parties hereto agree that they will consult with each other with respect to the obtaining of all necessary permits, consents, approvals and authorizations of all third parties and governmental bodies necessary or advisable to consummate the transactions contemplated by this Agreement, and each party will keep the others apprised of the status of matters relating to completion of the transactions contemplated herein.

               8.2 Copies. The parties shall promptly furnish each other with copies of written communications received by any of them from, or delivered by any of them to, any governmental body, agency, private mortgage insurer or other parties whose consent is required hereunder in respect of the transactions contemplated hereby.

          9. Conditions to the Obligations of Seller. The obligations of Seller to consummate the transactions described in this Agreement are subject to the satisfaction or waiver of each of the following conditions on or before the Closing Date. Upon such satisfaction or waiver, Seller will be obligated to close.

               9.1 Representations, Warranties and Covenants. The representations and warranties of CrossLand contained in this Agreement shall be true and correct in all material respects at and as of the Closing Date (except as to any representation or warranty which speaks to a specific date in which case such representation or warranty shall be deemed to have been made again on and as of the Closing Date but only with respect to such specific date), and CrossLand shall have per formed in all material respects all agreements and covenants required hereby or thereby to be performed by it prior to or at the Closing Date.

               9.2 No Governmental Proceedings or Litigation. No suit, action, or other legal or administrative proceeding by any governmental authority or any third party shall have been instituted or threatened which questions the validity or legality of, or seeks to prevent, the transactions contemplated hereby.

               9.3  Certificates.  CrossLand shall furnish
Seller with such certificates of its officers and others to evidence compliance with the conditions set forth in this
Section 0 as may reasonably be requested by Seller.

               9.4 Consents and Approvals. The parties hereto shall have received all regulatory approvals and filed all notices required in connection with the transactions contem plated by this Agreement, and all notice periods and waiting periods required by law or regulation applicable to the transactions contemplated by this Agreement.

               9.5  Other Documents.

                    (a)  CrossLand shall have executed and
          delivered the Assignment and Assumption Agreement.

                    (b)  CrossLand shall have executed and
          delivered the Administrative Services Agreement.

                    (c)  If applicable, CrossLand shall have
          executed and delivered the Retail Administrative
          Services Agreement.

               9.6 Legal Opinion. Seller shall have received a legal opinion of Ray, Quinney & Nebeker, CrossLand's legal counsel, dated the Closing Date, in substantially the form attached hereto as Exhibit H.

          10. Conditions to CrossLand's Obligations. The obligations of CrossLand to consummate the transactions described in this Agreement are subject to the satisfaction or waiver of each of the following conditions on or before the Closing Date. Upon such satisfaction or waiver, CrossLand will be obligated to close.

               10.1 Representations, Warranties and Covenants. The representations and warranties of each of Seller and Harbourton Holdings contained in this Agreement shall be true and correct in all material respects at and as of the Closing Date (except as to any representation or warranty which speaks to a specific date in which case such representation or warranty shall be deemed to have been made again on and as of the Closing Date but only with respect to such specific date), and each of Seller and Harbourton Holdings shall have performed in all material respects all agreements and covenants required hereby or thereby to be performed by each prior to or at the Closing Date.

               10.2 No Governmental Proceedings or Litigation. No suit, action, or other legal or administrative proceeding by any governmental authority or any third party shall have been instituted or threatened which questions the validity or legality of, or seeks to prevent, the transactions contemplated hereby.

               10.3  Certificates.  Each of Seller and
Harbourton Holdings shall furnish CrossLand with such certificates of its officers and others, to evidence compliance with the conditions set forth in this Section 0 as may reason ably be requested by CrossLand.

               10.4 Consents and Approvals. The parties hereto shall have received all regulatory and agency approvals and filed all notices required in connection with the transactions contemplated by this Agreement, and all notice periods and waiting periods required by law or regulation applicable to the transactions contemplated by this Agreement such that CrossLand has, as of the Closing Date, all rights and approvals to consummate this transaction and to operate the Harbourton Branches without material disruption of the operations and Business at such branches. All consents, approvals and authorizations to be obtained by Seller from any third parties in connection with the execution, delivery and performance of this Agreement shall, including without limitation those related to the Assigned Contracts, have been obtained by Seller and delivered to CrossLand; except for leases of office equipment and the sublease of the Aurora, Colorado, office.

               10.5  Other Documents.

                    (a)  Seller shall have executed and
          delivered to CrossLand the Bills of Sale, the Assignment and Assumption Agreement, the Service Mark Assignment, and such other certificates and instruments as shall be reasonably requested by CrossLand in order to vest in CrossLand title in and to the Purchased Assets in accordance with the provi sions of this Agreement.

                    (b)  Mills shall have executed and delivered
          the Non-Compete Agreement to CrossLand at Closing.

                    (c)  Sample shall have executed and
          delivered the Sample Employment Agreement to CrossLand at Closing.

                    (d)  Harbourton shall have executed and
          delivered the Administrative Services Agreement.

                    (e)  If applicable, Harbourton shall have
          executed and delivered the Retail Administrative
          Services Agreement.

               10.6  Legal Opinion.  CrossLand shall have
received a legal opinion of Lowenstein, Sandler, Kohl, Fisher and Boylan, P.C., Seller's legal counsel, dated the Closing
Date, in the form attached hereto as Exhibit I.

          11. Risk of Loss. Until the Closing Date, all risk of loss or damage to the Purchased Assets shall be borne by Seller, and thereafter shall be borne by CrossLand. If any Purchased Asset is destroyed or damaged by fire or other cause prior to Closing, Seller shall promptly give notice to CrossLand of such damage or destruction and the amount of insurance, if any covering such Purchased Asset. Prior to the Closing Date, CrossLand shall have the option of (a) excluding such damaged or destroyed Purchased Asset from this Agreement, in which event the Purchase Price shall be reduced by the fair value of such damaged or destroyed Purchased Assets, as mutually agreed by the parties, or (b) if such damage or destruction affects Purchased Assets representing five percent (5%) or more of the total Purchase Price (excluding the value, if any, of the Incentive Earnout), then CrossLand shall have the right, within ten (10) business days after receiving written notice and summary of such damage or destruction to notify Seller that this Agreement shall terminate unless within thirty (30) days after such notice Harbourton repairs, replaces and/or obtains comparable substitutes in the same or better condition as the damaged or destroyed Purchased Assets as of the date hereof so that CrossLand may operate the Harbourton Branches substantially as in existence as of the date of this Agreement without material disruption or change in operations. In such event the date for closing shall automatically be extended to allow Harbourton such opportunity to repair, replace and or substitute, but in no event shall the Closing Date be extended for longer than thirty
(30) days without the prior written consent of CrossLand.

          12.  Actions by all Parties after the Closing.

               12.1 Records. Each party agrees that it will cooperate with and make available to the other party, during normal business hours at any time in connection with any audit of a party's taxes by local, state or federal authorities, all records or information retained by such party and remaining in existence after the Closing Date which are necessary or useful solely in connection with the ownership of the Purchased Assets. The party requesting any such records or information shall bear all of the out-of-pocket costs and expenses (including, without limitation, attorneys' and accountants' fees, but excluding reimbursement for salaries and employee benefits) reasonably incurred in connection with providing such records or information. CrossLand or Seller may require certain financial information relating to the Purchased Assets for periods prior to the Closing Date for the purpose of filing federal, state, local and foreign tax returns and other governmental reports, and the party holding such information agrees to furnish such information to the other party at the requesting party's request and expense (including without limitation attorneys' and accountants' fees, but excluding employees salaries and benefits).

               12.2 Further Assurances. After the Closing, each party shall cooperate in good faith with the others and shall take all appropriate action and execute any documents, instruments, assignments, assumptions or conveyances of any kind which may reasonably be necessary or advisable to carry out any of the transactions contemplated hereunder. The parties shall cooperate in providing such information as may be necessary to be in compliance with relevant sections of the Internal Revenue Code. Seller shall promptly forward to CrossLand all notices, tax assessments and similar materials received by Seller after the Closing Date and relating to the Purchased Assets, and CrossLand shall promptly forward to Harbourton all notices, tax inquiries, and similar materials for Harbourton received by it at the Harbourton Branches after the Closing Date and not related to the Purchased Assets.

          13.  Employee Matters.

               13.1 Employment. Attached hereto as Schedule 13 is a complete and accurate list of employees associated with and paid by the Seller who are employed in the Harbourton Branches as of February 26, 1997, and the date of full-time employment of such employee by Seller (and its affiliated predecessors, Western Sunrise Mortgage Co., L.P., Western Sunrise Mortgage Corporation, TMC Mortgage Corporation, TMC Mortgage Co., L.P., and Platte Valley Mortgage Corporation (collectively, its APredecessors@)), which Schedule shall be updated within five
(5) business days after the Closing to list all such employees as of the Closing Date. CrossLand shall offer employment at will to the employees on Schedule 13, upon such terms as CrossLand and each such employee may agree. Those employees of Seller who accept such employment with CrossLand as of the Closing Date shall be referred to herein as ATransferring Employ ees.@ Except as expressly provided in this Section 13, Cross Land shall not assume any obligations, liabilities, benefits or related costs associated with any employees of Seller accruing before the Closing Date, including without limitation obliga tions relating to any employee benefits and the employment agree ments between Seller and any of its employees. Seller shall pay all accrued salaries, commissions and bonuses of its employees up to the Closing Date.

               13.2  Health Insurance.  Those Transferring
Employees who are eligible for and participate in Seller's health insurance plans as of the Closing Date shall be entitled to such health coverage as is provided to similarly situated CrossLand employees without any probationary or waiting period, subject only to a one-year waiting period for preexisting conditions. Transferring Employees shall receive past service credit for his or her time of participation in Harbourton Plans for purposes of satisfying the one-year waiting period for preexisting conditions. Those Transferring Employees who are not eligible for or do not participate in Seller's health insurance plans as of the Closing Date shall be entitled to such health coverage as is provided to similarly situated CrossLand employees at such time as such Transferring Employees meet the eligibility requirements of the First Security Health Plan, but in determining such eligibility such Transferring Employee shall receive service credit for his or her time of employment with Seller and its Predecessors.

               13.3 Sick and Vacation Leave. CrossLand will grant each Transferring Employee credit for any sick leave accrued under the Harbourton Plans as of the Closing Date, up to a maximum of twenty (20) days. In calculating entitlement to sick leave as employees of CrossLand after the Closing Date, Transferring Employees shall receive service credit for their time of employment with Seller and its Predecessors.

          CrossLand will grant each Transferring Employee credit for any unused vacation time of such Transferring Employee that has accrued under the Harbourton Plans as of the Closing Date, up to a maximum equal to the amount of vacation time to which such employee was entitled for the one (1) year prior to the Closing Date; provided that all such vacation time must be used prior to the first year anniversary of the Closing Date.
Subject to CrossLand's compliance with the terms of this Section 13.3, if prior to the first anniversary of the Closing Date, such accrued and transferred vacation time is not used or if the Transferring Employee's employment with CrossLand is terminated for any reason, CrossLand shall have no obligation to pay for any unused portion thereof, and to the extent there is any liability related to such unused vacation time, Seller shall be
solely responsible for all such payments.   In computing future
vacation time under the CrossLand vacation policy, each Transferring Employee will be given service credit for full completed years of service with Seller (and its Predecessors) as if such employment had occurred with CrossLand. Vacation time under CrossLand's vacation policy shall begin accruing on the Closing Date. On the Closing Date, Seller will pay to each Transferring Employee any accrued vacation days in excess of the maximum amounts allowed hereunder.

               13.4 401(k) Plan. In determining eligibility in the First Security Incentive Savings Plan (the AFirst Security 401(k) plan@), for participating and vesting purposes CrossLand shall give Transferring Employees service credit for all service with Seller and its Predecessors as if such employment had occurred with CrossLand. No past service credit shall be given to any Transferring Employee for any other pension plan main tained by CrossLand or otherwise provided to its employees. Transferring Employees who become entitled to receive distribu tions from Harbourton's 401(k) plan shall be permitted to roll over their accounts in Harbourton's 401(k) plan to First Security's 401(k) plan solely upon the approval and consent of the trustee and sponsor of First Security's 401(k) plan, in its sole discretion, and its counsel to such rollover and/or distribution, which approval will not be given in any event without receipt of such documentation from Seller and Harbourton Holdings as may be requested by First Security Corporation, including without limitation, an Internal Revenue Service ruling obtained by Seller approving the rollover and ensuring the qualification of the First Security 401(k) plan if it accepts such rollovers.

          14.  Indemnifications.

               14.1 Seller's and Harbourton Holdings' Indemni ty. Subject to the provisions of this Section 14, each of Seller and Harbourton Holdings jointly and severally shall indemnify, save and hold harmless CrossLand, its affiliates and its directors, officers, agents and representatives (the ACrossLand Indemnitees@), from and against any and all costs, losses, liabilities, damages, lawsuits, claims and expenses (whether or not arising out of third-party claims), including without limitation court costs, reasonable attorneys' fees and disbursements and all amounts paid in investigation, defense or settlement of any of the foregoing (collectively, ACrossLand's Damages@), incurred in connection with or arising out of or resulting from (i) any material breach of any warranty, or the material inaccuracy of any representation made by Seller or Harbourton Holdings in or pursuant to this Agreement or information set forth in any schedule attached hereto or any of the documents contemplated by this Agreement, for the Survival Period; (ii) the material failure by Seller or Harbourton Holdings to perform or observe any term, provision or covenant of this Agreementf or any of the documents contemplated by this Agreement, (iii) the enforcement of this indemnification obligation; and (iv) any claim, liability, obligation or commit ment of any nature (absolute, accrued, contingent or otherwise) of Seller or Harbourton Holdings not specifically assumed by CrossLand under this Agreement, including without limitation, any liabilities arising from claims of employees of Seller not specifically assumed by CrossLand under this Agreement. Seller's and Harbourton Holdings' indemnification obligations under this Section shall survive the Closing.

               14.2  CrossLand's Indemnity.  Subject to the
provisions of this Section 14, CrossLand shall indemnify, save and hold harmless Seller and Harbourton Holdings and their affiliates and their directors, officers, agents and representa tives (the AHarbourton Indemnitees@), from and against any and all costs, losses, liabilities, damages, lawsuits, claims and expenses (whether or not arising out of third-party claims), including without limitation court costs, reasonable attorneys' fees and disbursements and all amounts paid in investigation, defense or settlement of any of the foregoing (the AHarbourton Damages@), incurred in connection with or arising out of or resulting from (i) any material breach of any warranty, or the material inaccuracy of any representation, made by CrossLand in or pursuant to this Agreement or information set forth in any schedule attached hereto or any of the documents contemplated by this Agreement, for the Survival Period; (ii) the material failure by CrossLand to perform or observe any term, provision or covenant of this Agreement or any of the documents contemplated by this Agreement; (iii) the enforcement of this indemnification obligation, and (iv) on or after the Closing Date, any other claim, liability, obligation or commitment of any nature which is specifically assumed by CrossLand pursuant to this Agreement or which arises out of the conduct of business by CrossLand at the Harbourton Branches on or after the Closing Date. CrossLand's indemnification obligations under this Section 0 shall survive the Closing.

               14.3  Survival of Representations and Warranties;
Limits; Exclusive Remedy.

                    (a)  The representations and warranties of
          the parties in this Agreement or in any document contemplated by this Agreement shall survive the Closing for the benefit of the other party and its or his respective successors and assigns for fifteen (15) months from the Closing Date (the ASurvival Period@).

                    (b)  Notwithstanding anything to the
          contrary in this Agreement, neither Seller nor Harbourton Holdings shall be liable under this Section 14 unless the aggregate of all of the CrossLand Damages suffered by all of the CrossLand Indemnitees exceeds One Hundred Thousand Dollars ($100,000), and then only to the extent of such excess. Notwithstand ing anything to the contrary in this Agreement, CrossLand shall not be liable under this Section 14 unless the aggregate of all of the Harbourton Damages suffered by all of the Harbourton Indemnitees exceeds One Hundred Thousand Dollars ($100,000), and then only to the extent of such excess.

                    (c)  Notwithstanding anything to the
          contrary in this Agreement, in the event CrossLand seeks damages pursuant to a claim of a breach of any warranty or the inaccuracy of any representations made in Section 4.11 (including as Abrought down@ to the Closing Date), neither Seller nor Harbourton Holdings shall be liable under this Section 14 unless the aggre gate of all of the CrossLand Damages suffered by all of the CrossLand Indemnitees for such breach under
          Section 4.11 exceeds One Hundred Fifty Thousand Dollars ($150,000), and then only to the extent of such excess. Such limitation shall not apply to claims of indemnification related to any other representations, warranties, covenants or otherwise hereunder.

                    (d)  Notwithstanding anything to the
          contrary in this Agreement, the aggregate maximum liability of Seller and Harbourton Holdings for all claims of indemnification under this Section 14 shall be an amount equal to the Purchase Price. Notwithstanding anything to the contrary in this Agreement, the aggregate maximum liability of CrossLand for all claims of indemnification under this
          Section 14 shall be an amount equal to the greater of $2,500,000 and an amount equal to the maximum Incen tive Earnout calculation.

                    (e)  The provisions of this Section 14 shall
          constitute the sole and exclusive remedy of any CrossLand Indemnitee or Harbourton Indemnitee after the Closing for any CrossLand Damages or Harbourton Damages, respectively, arising under Sections 14.1(i) or 14.2(i), respectively, and the related expenses and costs arising under Section 14.1(iii) or 14.2(iii), respectively, and any other rights or remedies with respect to the same, whether now existing or hereafter arising, are hereby waived to the maximum extent permitted by applicable law.

               14.4 Procedures for Third Party Claims. In the case of any claim for indemnification arising from a claim of a third party (a AThird Party Claim@), the party entitled to indemnification (an AIndemnified Party@) under this Section 14 shall give prompt written notice to the party providing indemnification under this Section 14 (an AIndemnifying Party@) of any claim or demand of which such Indemnified Party has knowledge and as to which it may request indemnification hereunder. The Indemnifying Party shall have the right to defend and to direct the defense against any such Third Party Claim, in its name or in the name of the Indemnified Party, as the case may be, at the expense of the Indemnifying Party, and with counsel selected by the Indemnifying Party unless (i) such Third Party Claim seeks an injunction or other equitable relief against the Indemnified Party, or (ii) the Indemnifying Party shall have reasonably concluded that the Indemnified Party has one or more defenses not available to the Indemnifying Party. Notwithstanding anything to the contrary, the Indemnified Party shall, at the expense of the Indemnifying Party, cooperate with the Indemnifying Party and keep the Indemnifying Party fully informed in the defense of such Third Party Claim. The Indemnified Party shall have the right to participate in the defense of any Third Party Claim with counsel employed at its own expense; provided, however, that, in the case of any Third Party Claim described in clause (i) or (ii) of the second preceding sentence or as to which the Indemnifying Party shall not in fact have employed counsel to assume the defense of such Third Party Claim within a reasonable time, the reasonable fees and disbursements of counsel employed by the Indemnified Party shall be at the expense of the Indemnifying Party. If the Indemnifying Party is conducting the defense of any Third Party Claim pursuant to the foregoing provisions of this Section 14.4, the Indemnifying Party shall have the right to settle any such Third Party Claim, except that if there is any injunction or other relief which will adversely affect the Indemnified Party, no settlement may be reached without the prior written consent of the Indemnified Party, which consent shall not be unreasonably withheld or delayed. If the Indemnified Party is conducting the defense of any Third Party Claim pursuant to the provisions of this Section 14.4, the Indemnifying Party shall have no indemnification obligations with respect to any Third Party Claim which shall be settled by the Indemnified Party without the prior written consent of the Indemnifying Party, which consent shall not be unreasonably withheld or delayed.

               14.5 Procedures for Inter-Party Claims. In the event that an Indemnified Party determines that it has a claim for indemnification against an Indemnifying Party hereunder (other than as a result of a Third Party Claim), the Indemnified Party shall give prompt written notice thereof to the Indemnifying Party, specifying the amount of such claim and any relevant facts and circumstances relating thereof. The Indemnified Party shall provide the Indemnifying Party with reasonable access to its books and records for the purpose of allowing the Indemnifying Party a reasonable opportunity to verify any such claim for indemnification. The Indemnified Party and the Indemnifying Party shall negotiate in good faith regarding the resolution of any disputed claims for indemnification.

               14.6  Escrow Upon Indemnity Claim.   If during
the Survival Period CrossLand determines that it has a claim for indemnification against Seller or Harbourton Holdings (the AHarbourton Parties@) under this Section 14, CrossLand shall give prompt written notice thereof to the Harbourton Parties, specifying the amount of such claim and the relevant facts and circumstances related thereto. If at such time there is a Monthly Incentive Payment due and owing, at CrossLand's option CrossLand may withhold the amount of such claim from the Monthly Incentive Payment and, in such event, CrossLand shall pay such amount into an escrow account pursuant to the Escrow Agreement in the form attached as Exhibit J hereto, which will then be executed by CrossLand, Seller and Harbourton Holdings and the escrow agent. The escrow fund shall be invested in investment grade money market interests, certificates of deposit and U.S. Treasury obligations. One-half of the fees of the escrow agent shall be payable by CrossLand, and one-half of the fees of the escrow agent shall be payable by Seller and Harbourton Holdings. CrossLand and the Harbourton Parties shall negotiate in good faith regarding the resolution of the disputed claim for indemnification and, if such dispute is not resolved within 30 days, the parties will appoint a third party arbitrator, experienced in the mortgage banking industry, to resolve the claim. CrossLand shall provide Seller and Harbourton Holdings with reasonable access to its books and records for purposes of responding to any claim of indemnification. If the parties are unable to agree upon such an arbitrator, then the appointment shall be made by the American Arbitration Association from its New York headquarters. Arbitration proceedings shall be held in a location mutually agreed upon within ten (10) days, or if not agreed to within such 10-day period, in Los Angeles, California. The decision of the arbitrator shall be conclusive and binding upon the parties. If the parties mutually agree, or if the arbitrator determines, that CrossLand is entitled to an indemnification payment then such amount shall be payable out of the escrow fund under the Escrow Agreement, and the balance shall be payable to Harbourton, or if it designates to Har bourton Holdings (and the full amount shall be paid to Harbourton (or Harbourton Holdings if Harbourton so designates) if it is so agreed or determined that no payment at all is owing to CrossLand). All of the parties shall cooperate to resolve any arbitration as soon as is reasonably practicable.

          15.  Termination.

               15.1  Termination.  This Agreement may be
terminated at any time prior to the Closing:

                    (a)  By Mutual Consent.  By mutual consent
          of all the parties hereto.

                    (b)  Upon Date Certain.  By any party at any
          time after April 8, 1997, upon fifteen (15) days prior written notice to the other parties, if at the end of such fifteen (15) day period the sale contemplated hereby has not been consummated by the failure to satisfy conditions to Closing not within the control of the electing party.

                    (c)  Upon Breach by Seller or Harbourton
          Holdings. By CrossLand, upon notice to Seller, at any time prior to Closing if (i) any representation or warranty of Seller or Harbourton Holdings contained in this Agreement was materially incorrect when made or becomes materially incorrect on or prior to the Closing Date and the same is not cured within ten (10) days after notice of such misrepresentation or breach of warranty, or (ii) Seller or Harbourton Holdings fail to comply in any material respect with any of their respective covenants contained in this Agreement, and the same is not cured in all material respects within ten (10) days after the giving of notice of such inaccuracy or noncompliance or prior to the Closing, whichever is the shorter time period, subject to a minimum cure period of five (5) days.

                    (d)  Upon Breach by CrossLand.  By Seller,
          upon notice to CrossLand, at any time prior to Closing if (i) any of CrossLand's representations or warranties contained in this Agreement was materially incorrect when made or becomes materially incorrect on or prior to the Closing Date and the same is not cured within ten (10) days after notice of such misrepre sentation or breach of warranty, or (ii) CrossLand fails to comply in any material respect with any of its covenants contained in this Agreement, and the same is not cured in all material respects within ten
          (10) days after the giving of notice of such inaccuracy or noncompliance or prior to the Closing, whichever is the shorter time period, subject to a minimum cure period of five (5) days.

               15.2 Effect of Termination. In the event of the termination and abandonment of this Agreement pursuant to the provisions of Section 15.1, except for Sections 19, 21.10 and 21.11, this Agreement shall become void and have no force or effect. Such termination shall not relieve any party of liability for any default, breach, violation or other noncompli ance prior to such termination; except that Harbourton Holdings will not be liable for any such defaults, breaches, violations or other noncompliance unless this transaction is closed.

               15.3 Waiver. At any time prior to the Closing, either Seller or CrossLand may (a) extend the time for the performance of any of the obligations or other acts of the other party hereto, (b) waive any inaccuracies in the representations and warranties of the other party contained herein or in any document delivered pursuant hereto or (c) waive compliance by the other party with any of the agreements or conditions contained herein. Any such extension or waiver shall be valid if set forth in an instrument in writing signed by the party or parties to be bound thereby.

          16.  Agreement Not to Compete.

               16.1  Agreement Not to Compete.  Seller and
Harbourton Holdings each hereby acknowledges that the Purchased Assets include substantially all of the assets related to the Business and all of the goodwill related to such operations and that the agreements and covenants contained in this Section 16 are essential to protect the value of the Purchased Assets and that CrossLand would not enter into this Agreement except for such agreements and covenants and the covenant not to compete entered into by David Mills under the Non-Compete Agreement. As partial consideration for the Purchase Price, each of Seller and Harbourton Holdings covenants and agrees that it and each of its affiliates shall not, for a period of three (3) years following the Closing Date, compete with or Aparticipate,@ as defined below, in any wholesale residential (one to four family) mort gage loan production (newly originated) business or operations within 300 miles of any Harbourton Branch or CrossLand branch. This covenant shall not limit the current business activities of Seller, Harbourton Holdings or their affiliates (exclusive of their wholesale residential (one to four family) branch production (newly originated) operations), any activities related to the Pipeline Loans or the performance of any of Seller's or Harbourton Holdings' obligations to CrossLand.

               16.2 AParticipation@ Defined. For purposes hereof, Seller or Harbourton Holdings shall be deemed to be participating in a business if it allows its name to be used by, works for, is employed by, consults with, participates in, or renders advice or assistance to or has any ownership or other interest in, or is affiliated with, the business, directly or indirectly, as agent, stockholder, consultant, investor, partner, officer, director, investor, member, manager or otherwise (except as the holder of no more than ten percent (10%) of the stock of a publicly-held company; provided that it does not work for or render advice or assistance to such company).

               16.3 Enforcement. Seller and Harbourton Holdings each hereby acknowledge that irreparable injury may result to CrossLand, its business and its property if Harbourton, HFS or Harbourton Holdings breaches any of the restrictions imposed by this Section 16. Therefore, each of Seller and Harbourton Holdings agrees that if it shall engage in any act in violation of such provisions, CrossLand shall be entitled, in addition to such other remedies and damages as may be available, to an injunction prohibiting Seller and Harbourton Holdings from engaging in such act, without posting a bond or other surety, to the extent permitted by law. If any restriction, including without limitation any time or geographical restriction, contained in this Section 16 is deemed to be unenforceable by a court of competent jurisdiction, the parties agree that such court may modify and enforce such restrictions to the extent that it believes to be reasonable under the circumstances existing at the time.

          17. Representations and Warranties of Harbourton Holdings. Harbourton Holdings hereby represents and warrants to CrossLand that the representations and warranties regarding Harbourton Holdings set forth in Sections 4.1, 4.2 and 4.3 of this Agreement are true and accurate.

          18. Survival of Covenants, Representations and Warranties. Except as otherwise expressly stated in this Agreement, all the covenants, representations and warranties contained in this Agreement, the other agreements and documents required or contemplated hereby to be delivered in connection with the transactions described herein or any certificate delivered pursuant hereto or thereto, together with any obligation of either party contained herein or therein to be performed subsequent to Closing, shall survive the Closing, subject to any limitations, including the Survival Period, set forth in Section 14 hereof.

          19. Expenses. Each party shall bear its own legal, accounting and other costs and expenses incurred in connection with this Agreement and the transactions contemplated hereunder.

          20. Tax Returns. The parties shall reflect the allocations of the Purchase Price set forth in Section 0 hereof in any and all applicable tax returns.

          21.  Miscellaneous.

               21.1 Assignment. The benefits of this Agreement may not be assigned or in any other manner transferred and the obligations may not be delegated without the prior written consent of the other parties hereto. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, heirs and assigns, and no other person shall have any right, benefit or obligation hereunder.

               21.2 Notices. All notices, requests, consents and demands shall be given to or made upon the parties at their respective addresses set forth below, or at such other address as a party may designate in writing delivered to the other parties. Unless otherwise agreed in this Agreement, all notices, requests, consents and demands shall be given or made by personal delivery, by confirmed air courier, or by first class mail, postage prepaid, to the party addressed as aforesaid. If sent by confirmed air courier, such notice shall be deemed to be given upon the earlier to occur of the date upon which it is actually received by the addressee or the business day upon which delivery is made at such address, as confirmed by the air courier (or if the date of such confirmed delivery is not a business day, the next succeeding business day). If mailed, such notice shall be deemed to be given upon the earlier to occur of the date upon which it is actually received by the addressee or the third business day following the date upon which it is deposited in a certified first-class postage-prepaid envelope, return receipt requested, in the United States mail addressed to such address.

          If to Seller:

               Harbourton Financial Services L.P.
               2530 South Parker Road, Suite 500
               Aurora, Colorado  80014
               Attention:  Jack W. Schakett, CEO

               with a copy to:

               Lowenstein, Sandler, Kohl, Fisher and Boylan,
P.C.
               65 Livingston Avenue
               Roseland, New Jersey  07068
               Attention:  Allen B. Levithan

          If to CrossLand:

               CrossLand Mortgage Corp.
               Attention: Brian Casper
               3902 South State Street
               Salt Lake City, Utah 84107

               with a copy to:

               Brad D. Hardy, Esq.
               First Security Corporation
               79 South Main Street, Suite 200
               Salt Lake City, Utah 84111

               and with a copy to:

               Ray, Quinney & Nebeker
               Attention:  Sylvia I. Iannucci
               79 South Main Street
               P.O. Box 45385
               Salt Lake City, UT  84145-0385

               21.3  Choice of Law.  This Agreement shall be
construed in accordance with, and governed by the substantive laws of, the State of Utah, without reference to principles governing choice or conflicts of laws.

               21.4 Severability. In the event any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect the validity of any other provision hereof and this Agreement shall be construed as if such invalid, illegal or unen forceable provision were not contained herein; provided that the Agreement as so modified preserves the basic intent of the parties.

               21.5 Captions. The captions used herein are for ease of reference only and shall not define or limit the provisions hereof.

               21.6  Sale of Assets Only.  This Agreement
constitutes a sale of certain assets of Harbourton only and is not a sale of any interest in Harbourton. CrossLand is not assuming and shall not be responsible for the payment of any liabilities or obligations of Harbourton whatsoever, except as expressly set forth herein. The parties do not intend to create, and this Agreement shall not be construed as creating, a joint venture, partnership or agency/principal relationship between the parties, except for the independent contractor relationships to be effected under the Administrative Services Agreement and the Retail Administrative Services Agreement.

               21.7 Enforcement. In the event of a dispute between the parties arising under this Agreement, the party prevailing in such dispute shall be entitled to collect such party's costs from the other parties, including without limitation court costs and reasonable attorneys' fees.

               21.8  Counterparts.  This Agreement may be
executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same agreement.

               21.9  Entire Agreement; Amendments.  This
Agreement, the schedules and exhibits attached hereto, and the other agreements and documents required or contemplated hereby to be delivered in connection with the transactions described herein, constitute the entire agreement between the parties hereto with respect to the subject matter contained herein, and there are no covenants, terms or conditions, express or implied, other than as set forth or referred to herein. This Agreement supersedes all prior agreements between the parties hereto relating to all or part of the subject matter herein. No representations, oral or written, modifying or contradicting the terms of this Agreement have been made by any party except as contained herein. This Agreement may not be amended, modified or canceled except as provided herein or by written agreement of the parties signed by the party against whom enforcement is sought. No further consideration shall be required to make such amendments binding on the parties thereto.

               21.10 Confidentiality. Each party shall use all information that it obtains or has obtained from the others in connection with the negotiation (including without limitation due diligence investigations) pursuant to this Agreement solely for the effectuation of the transactions contemplated by this Agreement or for other purposes consistent with the intent of this Agreement and shall not use any of such information for any other purpose, including, without limitation, the competitive detriment of the other parties. Each party may disclose such information to its respective affiliates, counsel, accountants, tax advisors and consultants, provided that such persons are subject to the same obligations of confidentiality as the disclosing party under this Section 21.10. This provision shall not prohibit the use or disclosure of confidential information pursuant to court order or which has otherwise become publicly available through no fault of the recipient party.

               21.11  Public Statements.  No party to this
Agreement shall issue any press release or other public statement concerning the transactions contemplated by this Agreement without first providing the other parties hereto with a written copy of the text of such release or statement and obtaining the consent of the other parties respecting such release or statement, which consent will not be unreasonably withheld or delayed, except that no such consent shall be required in connection with any public disclosure (including a press release or a disclosure filing with Securities and Exchange Commission) which counsel for the party advises is required to comply with applicable law or other requirements.


      [The balance of this page intentionally left blank.]

In Witness Whereof, the parties hereto have executed this Agreement or, in the case of entities, have caused this Agreement to be executed on their behalf by their respective officers thereunto duly authorized, in multiple originals, all as of the day and year first above written.

                                   CrossLand Mortgage Corp.



                                   By:
                                   Name:  Brian O. Casper
                                   Title:  Executive Vice
President


                                   Harbourton Mortgage Co., L.P.

                                                            By
                                   Harbourton Funding
                                   Corporation, its General
                                   Partner



                                   By:
                                   Name:  Jack W. Schakett
                                   Title:  Executive Vice
President



Harbourton Financial Services
                                   L.P.

                                                            By
                                   Harbourton Mortgage
                                   Corporation, its General
                                   Partner



                                   By:
                                   Name:  Jack W. Schakett
                                   Title:  Chief Executive
Officer


                                   Harbourton Funding
Corporation



                                   By:
                                   Name:  Jack W. Schakett
                                   Title:  Executive Vice
President


                                   Harbourton Holdings, L.P.

                                   By Harbourton General
Corporation, its
                                   General Partner



                                   By:
                                   Name:  Jack W. Schakett
                                   Title:  Executive Vice
President


211737.08
                    Asset Purchase Agreement
                          Table of Contents



1.  Purchase and Sale of Assets and Certain Related
    Transactions                                              1
         1.1  Purchase and Sale                               1
         1.2  Exclusion of Pipeline Loans.                    2
         1.3  Limited Assumption of Liabilities               2
         1.4  Seller's Other Debts, Liabilities and
         Obligations                                          3
         1.5  Sample Employment Agreement                     3
         1.6  Administrative Services Agreement               3
         1.7  Retail Administrative Services Agreement        3

2.  Purchase Price                                             4
         2.1  Purchase Price                                  4
         2.2  Incentive Earnout.                              4
                                              (a)  Calculation.  4
                       (b)  Definition of AProduction Volume.@   4
                        (c)  Definition of AIncentive Period.@   4
                               (d)  Consolidation of Branches.   4
         2.3  Payment of the Purchase Price                   5
                                      (a)  Closing Cash Payment  5
              (b)  Post-Closing Calculation of the Fixed Asset Purchase
Price and              Payment Adjustment                              5
              (c)  Post-Closing Calculation of the Prepaid Assets Purchase
Price              and Payment.                                    6
                             (d)  Incentive Earnout Payments.    6

 (i)  Monthly            Incentive Payments.                        6


(ii)  Calculation
           of Monthly Incentive Payments.             6

 (iii)  Adjustments
                   to Calculations.                           6
         2.4  Allocation of Purchase Price                    7
         2.5  Transfer Taxes                                  7
         2.6  Proration of Expenses.                          7

3.  Closing                                                    7
         3.1  Closing                                         7
         3.2  Conveyances at Closing                          7
                                               (a)  Instruments  7
                                       (b)  Form of Instruments  8
         3.3  Other Deliveries at Closing                     8
                                          (a)  Purchased Assets  8
                                            (b)  Purchase Price  8
                                     (c)  Non-Compete Agreement  8
                       (d)  Administrative Services Agreement.   9
                (e)  Retail Administrative Services Agreement.   9
                                          (f)  Other Deliveries  9

4.  Representations and Warranties of the Seller.              9
         4.1  Organization                                    9
         4.2  Authority                                       9
         4.3  No Violation                                    9
         4.4  Taxes                                          10
         4.5  Service Mark                                   10
         4.6  Title to Purchased Assets                      10
         4.7  Prepaid Obligations                            10
         4.8  Assigned Contracts                             10
         4.9  Financial Statements                           11
         4.10  Undisclosed Liabilities.                      11
         4.11  No Material Adverse Change                    11
         4.12  Litigation                                    12
         4.13  Compliance with Law                           12
         4.14  Consents and Approvals                        12
         4.15  Absence of Brokerage Commissions, Etc         12
                                           4.16  Pipeline Loans 12
                                               4.17  Employees. 13
                                  4.18  Employee Benefit Plans. 13
                                                         4.19   14

5.  Covenants of Seller                                       15
         5.1  Negative Covenants                             15
                  (a)  Conduct and Preservation of the Business 15
                                          (b)  Purchased Assets 15
                                             (c)  Fixed Assets. 15
                                  (d)  Liens; Indebtedness; Etc 15
                                            (e)  Mortgage Loans 15
                            (f)  Representations and Warranties 16
                                        (g)  Assigned Contracts 16
                                                     (h)  Other 16
         5.2  Post-Closing Negative Covenants                16
         5.3  Cooperation in Transition.                     16
         5.4  Investigation; Access                          16
         5.5  Disclosure Supplements                         17

6.  Representations and Warranties of CrossLand               17
         6.1  Organization of CrossLand                      17
         6.2  Authorization                                  17
         6.3  Consents and Approvals                         17
         6.4  No Violation                                   17
         6.5  Absence of Brokerage Commissions, Etc          18
         6.6  Financial Statements                           18
         6.7  Litigation                                     18
         6.8  Compliance with Law                            18

7.  Covenants of CrossLand                                    19

8.  Regulatory and Other Approvals                            19
         8.1  Filings                                        19
         8.2  Copies                                         19

9.  Conditions to the Obligations of Seller.                  19
         9.1  Representations, Warranties and Covenants      19
         9.2  No Governmental Proceedings or Litigation      20
         9.3  Certificates                                   20
         9.4  Consents and Approvals                         20
         9.5  Other Documents                                20
         9.6  Legal Opinion                                  20

10.  Conditions to CrossLand's Obligations                    20
         10.1  Representations, Warranties and Covenants     20
         10.2  No Governmental Proceedings or Litigation     21
         10.3  Certificates                                  21
         10.4  Consents and Approvals                        21
         10.5  Other Documents                               21
         10.6  Legal Opinion                                 22

11.  Risk of Loss                                             22

12.  Actions by all Parties after the Closing                 22
         12.1  Records                                       22
         12.2  Further Assurances                            23

13.  Employee Matters                                         23
         13.1  Employment                                    23
         13.2  Health Insurance                              23
         13.3  Sick and Vacation Leave                       24
         13.4  401(k) Plan                                   24

14.  Indemnifications                                         24
         14.1  Seller's and Harbourton Holdings' Indemnity   24
         14.2  CrossLand's Indemnity                         25
         14.3  Survival of Representations and Warranties;
         Limits; Exclusive Remedy.                           25
                                                          (a)   25
                                                          (b)   26
                                                          (c)   26
                                                          (d)   26
                                                          (e)   26
         14.4  Procedures for Third Party Claims.            26
         14.5  Procedures for Inter-Party Claims.            27
         14.6  Escrow Upon Indemnity Claim.                  27

15.  Termination                                              28
         15.1  Termination                                   28
                                         (a)  By Mutual Consent 28
                                         (b)  Upon Date Certain 28
              (c)  Upon Breach by Seller or Harbourton Holdings 28
                                  (d)  Upon Breach by CrossLand 29
         15.2  Effect of Termination                         29
         15.3  Waiver                                        29
         16.   Agreement Not to Compete.                     29
         16.1  Agreement Not to Compete.                     29
         16.2  AParticipation@ Defined                       30
         16.3  Enforcement                                   30

18.  Survival of Covenants, Representations and Warranties    30

19.  Expenses                                                 31

20.  Tax Returns                                              31

21.  Miscellaneous                                            31
         21.1  Assignment                                    31
         21.2  Notices                                       31
         21.3  Choice of Law                                 32
         21.4  Severability                                  32
         21.5  Captions                                      32
         21.6  Sale of Assets Only                           32
         21.7  Enforcement                                   33
         21.8  Counterparts                                  33
         21.9  Entire Agreement; Amendments                  33
         21.10  Confidentiality                              33
         21.11  Public Statements                            33
         21.12  Employee Benefit Plans.                      vi


Schedules:

Schedule 1.1(a)     -    Harbourton Branches
Schedule 1.1(b)-1   -    Fixed Assets
Schedule 1.1(b)-2   -    Excluded Assets
Schedule 1.1(e)     -    Assigned Contracts
Schedule 1.1(f)     -    Prepaid Obligations of Harbourton
Related to the Fixed Assets
Schedule 1.2 -      Pipeline Loans
Schedule 1.3 -      Assumed Liabilities and Obligations
Schedule 1.7 -      Retail Branches
Schedule 2.3(a)     -    December 31 Net Value of Fixed Assets
Schedule 2.3(b)     -    Fixed Asset Purchase Price
Schedule 0   -      Allocation of Purchase Price
Schedule 0   -      Title to Purchased Assets
Schedule 4.9 -      Financial Statements
Schedule 4.10 -     Undisclosed Liabilities
Schedule 4.12 -     Harbourton Pending and Threatened Litigation
Schedule 4.13 -     Harbourton Compliance Exceptions
Schedule 4.14 -     Harbourton Consents and Approvals
Schedule 4.17 -     Employee Complaints
Schedule 4.18 -    Employee Benefit Plans
Schedule 6.3 -      CrossLand Consents and Approvals
Schedule 6.6  -    CrossLand Financial
Schedule 6.7  -    CrossLand Pending and Threatened Litigation
Schedule 6.8  -    CrossLand Compliance Exceptions
Schedule 13  -      Harbourton Branch Employees

Exhibits:

Exhibit A - Service Mark Assignment
Exhibit B B Assignment and Assumption Agreement
Exhibit C B Sample Employment Agreement
Exhibit D - Administrative Services Agreement
Exhibit E - Retail Administrative Services Agreement
Exhibit F B Form of Report on Production Volume
Exhibit G - Non-Compete Agreement
Exhibit H - CrossLand's Opinion of Counsel Form
Exhibit I - Harbourton's Opinion of Counsel Form
Exhibit J - Escrow Agreement


211737.07