Form 10-Q
period 1997-06-30
HARBOURTON FINANCIAL SERVICES L P
filed 1997-08-14
CIK 820167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

IXI  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               OR

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

At August 14, 1997, registrant had 41,169,558 Preferred Units outstanding.
                        TABLE OF CONTENTS

                             PART I


Item      1.     Financial Statements

 Consolidated Balance Sheet as of December 31, 1996              3

 Condensed Consolidated Statement of Net Assets in Liquidation as of June
 30, 1997 (unaudited)                                            4

 Consolidated Statement of Operations for the Three Months and Six Months
 Ended June 30, 1996 (unaudited)                                  5

 Condensed Consolidated Statement of Changes in Net Assets in Liquidation
 For the Six Months Ended June 30, 1997 (unaudited)               6

 Consolidated Statement of Cash Flows for the Six Months Ended June 30,
 1996 (unaudited)                                                 7

 Notes to Consolidated Financial Statements as of June 30, 1997
 (unaudited)                                                       8

Item      2.       Management's Discussion and Analysis of Financial
Condition and Results  of Operations                               18

                             PART II

            OTHER INFORMATION                                       24

            SIGNATURES                                               25


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                   Consolidated Balance Sheet
                     as of December 31, 1996
          (After Corporate Reorganization  --  Note 1)
                    (audited) (in thousands)

ASSETS
     Cash and cash equivalents                            $    1,951
     Mortgage loans held for sale, net                       214,609
     Mortgage loans held for investment, net of                3,178
        reserves of $307
     CMO bonds, residual interests, investment
        securities and SMATs, net of accumulated               3,583
        amortization of $577
     Notes receivable - affiliates                               587
     Investment in loans repurchased from GNMA                40,127
        pools, net of reserves of $1,120
     Advances receivable, net of reserves of $3,984            5,709
     Mortgage servicing rights, net of accumulated            41,773
        amortization of $9,268
     Deferred acquisition, transaction and borrowing
       costs, net of accumulated amortization of $1,075        2,825
     Property, equipment and leasehold improvements,
       net of accumulated amortization of $4,567               5,773
     Investment in affiliates                                    405
     Due from affiliates                                          --
     Excess cost over identifiable tangible and
       intangible assets acquired, net of accumulated           2,633
       amortization of $577
     Bulk and flow sales of servicing receivables              52,658
     Other assets                                               8,309
Total Assets                                                 $384,120

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Installment purchase and sale obligations - servicing     $   1,303
  Foreclosure, repurchase and indemnification reserves          6,403
  Lines of credit & short-term borrowings                     212,388
  Servicing facility                                           54,400
  Notes payable - affiliates                                   38,412
  Due to affiliates                                             1,678
  Accounts payable and other liabilities                       10,604
Total Liabilities                                             325,188

Partners' Capital                                              58,932

Total Liabilities and Partners' Capital                      $384,120

The accompanying notes are an integral part of these consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                 (a partnership in liquidation)

  Condensed Consolidated Statement of Net Assets in Liquidation
                       as of June 30, 1997
                   (unaudited) (in thousands)

Assets, at estimated realizable values:
     Cash and cash equivalents                              $  4,486
     Mortgage loans held for sale, net                        10,928
     Mortgage loans held for investment, net                  11,802
     Investment in loans repurchased from GNMA pools, net     12,251
     Advances receivable                                      11,413
     Mortgage servicing rights and servicing receivables      60,127
     Property, equipment and leasehold improvements            2,149
     Other assets                                              7,915
Total Assets                                                $121,071

Less - Liabilities, at estimated settlement amounts:
  Installment purchase and sale obligations - servicing        1,156
  Foreclosure, repurchase and indemnification reserves         8,165
  Lines of credit                                             20,743
  Term Loan                                                    7,500
  Notes payable - affiliates                                  23,178
  Due to affiliates                                            6,726
  Accounts payable and other liabilities                       6,258
Total Liabilities                                             73,726

Net Assets in Liquidation                                   $ 47,345











The accompanying notes are an integral part of these unaudited consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              Consolidated Statements of Operations
        For the Three and Six Months Ended June 30, 1996
                   (unaudited) (in thousands)

                                                  Three     Six
                                                        Months
                                                         Ended
                                                     June 30, 1996

REVENUES
  Loan servicing fees                             $  6,373     $  12,661
  Ancillary income                                   1,889        3,824
  Gain on sale of defaulted loans to affiliates        229          511
  Investment income net of interest                  2,686        4,466
    expense on escrows
      Total servicing revenue                       11,177       21,462

  Gain on sale of mortgage loans and                 4,697        9,663
    related mortgage servicing rights
  Interest income, net of related                    1,556        2,482
    warehouse interest expense
  Other production income                             3,772        7,512
     Total production income - gross                 10,025       19,657

  Other investment and interest income                3,093        3,653
     Total Revenue                                   24,295       44,772

EXPENSES
  Servicing costs                                    2,516        4,771
  Prepayment costs and interest curtailments           604        1,173
  Provision for foreclosure losses                   1,500        3,593
  Amortization of mortgage servicing rights          3,158        5,501
     Total servicing expenses                        7,778        15,038

     Loan production and secondary marketing costs   9,931        18,228

  General and administrative costs,                  1,694        3,212
     including management fees
  Interest expense - term loans                        752          1,528
  Other interest expense                               323          797
  Other interest expense-affiliates, net               738          1,084
     of interest income-affiliates
  Other amortization and depreciation                  423          901
     Total Expenses                                 21,639       40,788
Net Income Before Equity in Earnings of
   Affiliates and Gain on Bulk Sale of             $  2,656     $   3,984
    Servicing

 Equity in earnings of affiliates                         5            5

Net Income                                         $  2,661     $   3,989

Net Income per Preferred Unit, based on
   41,414 and 41,658 weighted average             $    0.06    $     0.09
   number of Preferred Units
   outstanding, respectively


The accompanying notes are an integral part of these unaudited consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
             For The Six Months Ended June 30, 1996
                   (unaudited) (in thousands)

                                                            Six Months
                                                                Ended
                                                               June 30,
                                                                1996

Cash Flows From Operating Activities:
  Net Income                                                $   3,989
     Adjustments to reconcile net income to net cash from
       operating activities:
     Gain on sale of defaulted loans                            (511)
     Net unrealized gain on CMO bonds, residual               (2,486)
       interests and SMATs
     Mortgage servicing rights valuation allowance            (1,043)
     Amortization and depreciation                             7,444
     Equity in earnings of affiliates                             (5)
     Provision for foreclosure losses                           3,593
     Changes in operating assets and liabilities:
       Mortgage loans held for sale and investment, net      (36,477)
       Advances receivable                                   (11,384)
       Other assets                                           (9,285)
       Due to/from affiliates                                  4,665
       Accounts payable and other liabilities                 (3,875)
  Net Cash Flows  From Operating Activities                  (45,375)
Net Cash Flows  From Investing Activities:
  Proceeds from sale of CMO bonds, residual                    5,550
    interests and SMATs
  Gain on sale associated with retained servicing            (14,644)
  Settlement of installment purchase obligation               (4,975)
  Funding of deferred acquisition and transaction costs         (226)
  Amortization of CMO bonds, residual interests, and             (70)
     investment securities
  Investment in subsidiary                                      (100)
  Purchases of property and equipment                         (2,183)
Net Cash Flows  From Investing Activities                    (16,648)
Cash Flows From Financing Activities:
  Net borrowings on lines of credit and short-term            26,711
    borrowings
  Principal payments on term loans                            (4,135)
  Funding of deferred loan costs                                 (72)
  Term debt advances                                           8,248
  Redemption of Preferred Units                               (1,100)
  Net (repayments) borrowings from notes payable-affiliates   33,734
Net Cash Flows From Financing Activities                      63,386
Increase (decrease) in cash and cash equivalents               1,363
Cash and cash equivalents at beginning of period               2,273
Cash and cash equivalents at end of period                 $   3,636

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                 (a partnership in liquidation)

  Condensed Consolidated Statement of Changes in Net Assets in
                           Liquidation
                   (unaudited) (in thousands)


Net partners' equity at December 31, 1996                $58,932

Net loss during the three months ended March 31, 1997     (2,718)


Adjustment of carrying values of assets and liabilities to estimated realizable values and estimated settlement amounts, respectively, at
March 31, 1997, upon adoption of liquidation basis of accounting:

     Mortgage loans held for sale                          1,393
     Mortgage servicing rights                             9,006
     Property, equipment and leasehold improvements         (779)
     Foreclosure, repurchase and indemnification reserves (2,400)
     Other liabilities related to liquidation             (5,830)

Net assets in liquidation at March 31, 1997              $57,604

Changes from March 31, 1997 in estimated realizable values and estimated settlement amounts:

     Mortgage servicing rights                            (3,000)
     Property, equipment and leasehold improvemnts          (238)
     Foreclosure, repurchase and indemnification          (4,700)
     Other liabilities related to liquidation             (2,321)

Net assets in liquidation at June 30, 1997               $47,345


Preferred Units outstanding at March 31, and June 30, 1997   41,170



 The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                 (a partnership in liquidation)

           Notes to Consolidated Financial Statements
               December 31, 1996 and June 30, 1997


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

HBT's primary business activity has been mortgage banking, which has been conducted through its wholly-owned subsidiary Harbourton Mortgage Co., L.P. ("HMCLP"). Mortgage banking consists of (i) mortgage loan servicing activities, including the acquisition and sale of mortgage servicing rights, (ii) the origination and purchase of mortgage loans, including the securitization and sale of mortgage loans with the related servicing rights retained or
released,   and   (iii)  investments  in  other  mortgage-related
securities.   HMCLP  is an approved Government National  Mortgage
Association   ("GNMA"),  Federal  National  Mortgage  Association
("FNMA"), and Federal Home Loan Mortgage Corporation ("Freddie Mac") licensee. HBT, HMCLP and its general partners Harbourton Funding Corporation ("HFC"), and HMCLP's 50% equity investment in HTP Financial, L.P. ("HTP") are hereinafter collectively referred to as the "Partnership" unless otherwise noted.

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

After the allocation of profits or losses and the payment of or provision for all debts, liabilities and obligations of the
Partnership, liquidating distributions are allocated to the General Partner and Preferred and Subordinated Unitholders in accordance with and in proportion to their respective capital account balances as determined in accordance with the HBT
Agreement. At June 30, 1997, the Subordinated Unitholders capital account balances totaled $0. Management believes that there will be no liquidating distributions distributed to Subordinated Unitholders.

Note 2.   Summary     of    Significant    Accounting    Policies
 (Consolidated Balance Sheet at December  31,  1996  and
 Statement of Operations and Cash Flows for the Three and Six Months Ended June 30, 1996 - Going Concern
 Basis of Accounting)

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

Foreclosure, Repurchase, and Indemnification Reserves - Foreclosure reserves are maintained to provide for an estimate of the losses associated with delinquent loans and loans in foreclosure or bankruptcy ("Defaulted Loans") in which the Partnership services and retains certain recourse obligations. The reserves are established based on management's expectations and historical loss experience and are adjusted periodically through charges to current operations to reflect changes in the Defaulted Loans, net of actual charge-offs.

As part of its production operations, the Partnership is subject to certain repurchase and indemnification provisions through its contractual agreements with the investors to which it sells mortgage loans. These provisions generally provide that the Partnership repurchase from the investor, i) loans in which the borrower defaults on the first payment, ii) loans which have not been insured by the government in a timely manner or are uninsurable, and iii) mortgage loans in which an origination (i.e., underwriting) defect is discovered. The investor, however, may require the Partnership to indemnify them against future losses that might result rather than repurchase the loan. The reserve is based on management's expectations and historical loss experience. The provisions for this reserve are charged against loan production and secondary marketing costs.

Income Taxes - The Partnership is a limited partnership and is not liable for federal income taxes, however, individual unitholders have liability for income taxes. As a result of the provisions currently in the tax law, the Partnership will be assessed an excise tax equal to 3.5% of its gross profit from operations for federal income tax purposes for its tax year beginning on January 1, 1998.

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

Note 3.        Summary   of   Significant   Accounting   Policies
 (Condensed Consolidated Statement of Net Assets in Liquidation as of June 30, 1997 and Condensed Consolidated Statement of Changes in Net Assets in Liquidation For the Three and Six
 Months  Ended  June  30, 1997 -  Liquidation  Basis  of
 Accounting)

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

Basis of Presentation-The condensed consolidated financial statements primarily include the accounts of HBT, HMCLP, and HFC. All intercompany accounts and transactions have been eliminated in consolidation. As a result of the Partnership's determination to liquidate during January 1997 (see Note 4), the Partnership has changed its basis of accounting from a going concern basis to a liquidation basis of accounting. Under the liquidation basis of accounting, carrying values of assets are presented at estimated net  realizable values and liabilities are presented at estimated
settlement  amounts.   The  basis for determining  estimated  net
realizable values and estimated settlement amounts are described below. At March 31, 1997, certain secured obligations were offset against the related assets. However, at June 30, 1997, secured obligations were not offset against the related assets.

Mortgage Loans Held for Sale - Mortgage loans held for sale are stated at their estimated realizable value, including the value for the related servicing rights, which was determined based on the mandatory and optional forward commitments matched against applicable loans and servicing rights.

Mortgage Loans Held for Investment - Mortgage loans held for investment are stated at the amount of unpaid principal and accrued interest, reduced by an allowance for loan losses, based upon management's evaluation of the economic conditions of borrowers, loan loss experience, collateral value and other relevant factors, which approximates estimated net realizable value.

Investment in Loans Repurchased from GNMA Pools - The investment in loans repurchased from GNMA pools consists of the amount of unpaid principal, interest, and funds advanced for mortgagor escrow deficits, foreclosures and other investor requirements. A reserve for uncollectible items (based on loan types and loan loss experience) has been established for those receivables which management estimates are not recoverable. The investment in loans repurchased from GNMA pools approximates its estimated net realizable value at June 30, 1997 except for certain loss reserves which are included in foreclosure, repurchase and indemnification reserves in the accompanying condensed consolidated statement of net assets in liquidation.

Advances Receivable - Advances receivable, which approximates estimated net realizable value, represents funds advanced for mortgagor escrow deficits, foreclosures and other investor requirements and are generally recoverable from the insurers or guarantors, which are generally government agencies, or the mortgagors through increased monthly payments, as applicable. A reserve for uncollectible items (based on loan types and loan loss experience) has been established for those receivables which management estimates are not recoverable and is reflected in foreclosure, repurchase and indemnification reserves in the accompanying financial statements.

Mortgage Servicing Rights - Mortgage servicing rights are stated at their net estimated realizable value which was determined based on transactions completed subsequent to June 30, 1997 and current third-party negotiations.

Property, Equipment and Leasehold Improvements - Property, equipment and leasehold improvements are stated at estimated realizable value which was determined based on current third-party negotiations and management's estimate of liquidation value.

Foreclosure, Repurchase and Indemnification Reserves - Foreclosure reserves are maintained to provide for an estimate of the losses associated with delinquent loans and loans in foreclosure or bankruptcy in which the Partnership services and retains certain recourse obligations. The reserves are established based on management's expectations and historical loss experience.

As part of its production operations, the Partnership is subject to certain repurchase and indemnification provisions through its contractual agreements with the investors to which it sells mortgage loans. These provisions generally provide that the Partnership repurchase from the investor, i) loans in which the borrower defaults on the first payment, ii) loans which have not been insured by the government in a timely manner or are uninsurable, and iii) mortgage loans in which an origination (i.e., underwriting) defect is discovered. The investor, however, may require the Partnership to indemnify them against future losses that might result rather than repurchase the loan. The reserve is based on management's expectations and historical loss experience.

Lines of Credit and Term Loan - The Partnership's lines of credit consists of working capital revolving lines of credit which are secured by mortgage loans held for sale, mortgage loans held for investment, mortgage servicing rights, and advances receivable and substantially all other assets of the Partnership not secured by other debt. The Partnership's term is secured by mortgage servicing and servicing receivables and substantially all other assets of the Partnership not secured by other debt.

Other Assets and Liabilities - All other assets and liabilities not described above are stated at book value which management believes approximates estimated realizable values and estimated settlement amounts. In addition, in accordance with liquidation basis accounting, a liability has been established for anticipated operating expenses in excess of operating revenues during the anticipated liquidation period.

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

From time to time, legislation has been introduced in Congress that would have the effect of extending the December 31, 1997 grandfather date or eliminating altogether the relevant provisions of the 1987 Act. Subsequent to the Partnership's decision on January 31, 1997, to liquidate, legislation passed as part of the  Taxpayer  Relief  Bill  of 1997,  that  was  signed  by  the
President on August 5, 1997, that will tax publicly traded partnerships 3.5% of its gross income from operations beginning January 1, 1998. This provision was not beneficial to the Partnership for two reasons. First, the legislation was passed after the plan of liquidation was nearly complete and secondly, the cost of the 3.5% tax on gross income is a greater tax burden that the tax cost of operating as a corporation.

Pursuant to Section 8.10 of the HBT Agreement, the General Partner had the right to take one of several actions when it believed there was a substantial risk that an Adverse Tax Consequence will occur within one year. For instance, the General Partner had the power to (a) modify, restructure or reorganize the Partnership as a corporation, a trust or other type of legal entity, (b) liquidate the Partnership, (c) halt or limit trading in the Units or cause the Units to be delisted from the NYSE, or (d) impose restrictions on the transfer of Units.

The General Partner believed that the consolidation taking place in the mortgage banking industry made it difficult for the Partnership to compete effectively with market participants that are larger and more readily able to recognize substantial economies of scale in their operations than the Partnership.
The General Partner believed that its competitive tax structure advantage of operating as a partnership would be eliminated beginning January 1, 1998. This belief was confirmed by the legislation that was passed on August 5, 1997 that assessed a 3.5% tax on gross income of publicly traded partnerships. These factors weighed in favor of liquidating the Partnership rather than attempting to continue the Partnership's business in its present or some other form.

Although no assurances can be given, the General Partner believes that substantially all of the Partnership's assets can be disposed of and liabilities can be settled in an orderly fashion by the end of 1997.

Disposition of Assets - See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidation of
Assets"

Wind Down of Operations - Upon completion of the disposition of the Partnership's assets and settlement of liabilities, the Partnership will be required to wind down the operations of the disposed units including, without limitation, the production, servicing and related general administration functions including financial reporting and accounting. Upon completion of the wind down functions, the Partnership will be required to terminate employees not hired by the purchasers of the Partnership's business units. Towards this end, the Partnership has announced and provided notice of termination (in accordance with the Worker's Adjustment and Retraining Notification Act, WARN) to all employees located in its corporate headquarters located in Aurora, Colorado. Accordingly, at June 30, 1997, the Partnership has provided for anticipated severance costs which include a component to induce certain notified employees to remain until the liquidation is complete in order to ensure the Partnership meets all obligations to its investors and creditors.

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

Note 5.   Contingencies

On March 18, 1997, HMCLP and certain other affiliates were sued in Federal Court in the Eastern District of Virginia by a mortgage loan borrower alleging, on behalf of the borrower and on behalf of an alleged class of similarly situated borrowers from HMCLP since March 17, 1996, that certain payments made by HMCLP to a mortgage broker in connection with the plaintiff's loan, and loans to members of the purported class, violated Section 8 of RESPA. The Partnership has received an offer to settle this suit for an immaterial amount.


See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of events subsequent to June 30, 1997.

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

The decrease in the Partnership's net assets in liquidation from approximately $57.6 million (or $1.40 per Unit) at March 31, 1997 to approximately $47.3 million (or $1.15 per Unit) at June 30, 1997 is attributable to the following: i) an increase in the Partnership's foreclosure and repurchase and indemnification reserves of approximately $4.7 million, ii) a decrease in the estimated net realizable value of the Partnership's mortgage servicing rights of approximately $3.0 million (based on actual realized sales that occurred in April and July 1997), iii) a
decrease   in   the  estimated  net  realizable  value   of   the
Partnership's fixed assets of approximately $.3 million (based on actual realized sales that occurred in July 1997 and updated market information), and iv) an increase in the Partnership's estimate of future liquidation costs of approximately $2.0 million.

The higher foreclosure and repurchase and indemnification reserves reflect i) the occurrence of foreclosure losses at a higher rate than previously forecast and a corresponding increase in the Partnership's estimate of future foreclosure losses and
ii) the assertion against the Partnership of a greater volume of repurchase claims than previously forecast and a corresponding increase in the Partnership's estimate of such claims in the
future.    Additional facts that
become known during the anticipated liquidation period could increase or decrease the reserve recorded at June 30, 1997.

The increase in the Partnership's estimate of future liquidation costs of approximately $2.0 million is due primarily to an increase in accruals for i) employee severance costs, ii) legal costs, iii) lease cancellation costs, and iv) administrative services costs related to the wind-down of the Partnership through the end of the fiscal year.

The Partnership currently estimates that the amount to be received in liquidation by its Preferred Unitholders will be approximately $1.15 per unit. Such estimated value involves known and unknown risks, uncertainties and other factors that could cause the actual liquidation value of the Partnership to be materially different from the estimated value. Among the factors that could materially affect such estimated value are the following: the realization of contingent payments owing to the Partnership (affected by market conditions in the mortgage banking industry and prevailing interest rates), the Partnership's ability to dispose of its remaining assets at expected prices, the settlement of and provision for contingent liabilities and claims, including the Partnership's foreclosure reserve and reserve for indemnification and repurchase obligations with respect to mortgage loans and servicing rights sold, the length of time required to complete the disposition of the Partnership's assets and the Partnership's liquidation, the actual costs incurred in the liquidation, general business and economic conditions and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

Wholesale Production Operations
On March 31, 1997, the Partnership's subsidiary, HMCLP, sold its wholesale loan production branch operations to CrossLand Mortgage Corp. ("CrossLand"), a subsidiary of First Security Corporation, for approximately $4 million in cash. In addition, HMCLP will receive an earnout payment based on the aggregate principal amount of loans generated, between $1.5 billion and $4.0 billion, from the transferred facilities during the thirteen months following the closing date of March 31, 1997. If the aggregate principal amount of loans generated is less than $1.5 billion, the Partnership will not receive an earnout payment. If
CrossLand maintains the same volume of wholesale loan originations as HMCLP experienced in 1996 (approximately $2.8 billion), this earnout payment would total approximately $3.3 million. Management has established a receivable for this estimated amount which is recorded as a component of other assets in the accompanying June 30, 1997 consolidated financial statements. To date, the Partnership has not collected any amounts related to this receivable. The purchase did not include the wholesale mortgage loan pipeline being processed by HMCLP at the time of the sale. These excluded loans were processed and closed for HMCLP's account by CrossLand pursuant to an administrative services agreement between the parties.

Retail Production Operations
On March 19, 1997, HMCLP sold a majority of its retail loan production branch operations to an unaffiliated third party for an amount approximately equal to the net book value of the fixed assets owned by the retail branches. The purchase did not include the retail mortgage loan pipeline being processed by HMCLP at the time of the sale. These excluded loans were processed and closed for HMCLP's account by the unaffiliated third party pursuant to an administrative services agreement between the parties. The remaining retail branches were either closed or sold subsequent to March 31, 1997.

Servicing Assets
Effective April 30, 1997, the Partnership executed a purchase and sale agreement with an unrelated third party for the sale of the Partnership's servicing rights related to non-recourse FNMA and Freddie Mac loans and GNMA loans with unpaid principal balances totaling approximately $1.5 billion. The transfer of the servicing responsibilities occurred in July 1997. Net proceeds, which were substantially collected in July and August 1997, from the sale approximated $25.7 million and were used to reduce the Partnership's servicing facility.

Remaining Servicing Portfolio and Servicing Operation
As of June 30, 1997, the Partnership's remaining servicing portfolio totaled approximately $1.2 billion. Subsequent to June 30, 1997, the Partnership agreed to sell to an unrelated third-party approximately $1.1 billion of its remaining servicing portfolio and its National Servicing Center located in Scottsbluff, Nebraska. The Partnership's Servicing Center, including the operations, facilities, fixed assets and employees, was sold along with the Partnership's GNMA pool buyout and reinstatement unit, and its streamline refinance capability and certain fixed assets located in Aurora, Colorado for approximately $1.85 million. The carrying value of the servicing, facilities and fixed assets is reflected at its net realizable value, based upon this sales transaction, in the accompanying June 30, 1997 consolidated financial statements.

The sale of $1.1 billion of servicing rights, including the related advance receivables, was recognized by Harbourton upon the execution of the Purchase and Sale Agreement; however, the Partnership anticipates the transfer of its servicing responsibilities will occur on or about September 1, 1997. The Partnership expects to receive net proceeds, after transaction and transfer costs, of approximately $18.4 million from this sale. Such proceeds will be used to reduce Harbourton's debt.

In connection with the sales of the National Servicing Center and of the $1.1 billion servicing portfolio, Harbourton entered into an Administrative Services Agreement with a subsidiary of the unaffiliated third party pursuant to which the subsidiary will perform, on a fee basis, certain services on Harbourton's behalf, including various ongoing servicing and loan administration functions.

The Partnership is currently negotiating with an unaffiliated third party to sell its remaining servicing portfolio available for sale with unpaid principal balances totaling approximately $70 million. It is anticipated a Purchase and Sale Agreement will be executed by September 30, 1997. The Partnership expects to sell these assets for an amount that approximates their net book value at June 30, 1997.

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

Subsequent  to June 30, 1997, the Partnership sold a  portion  of
its   mortgage  loans  held  for  investment  portfolio  totaling approximately  $3.3  million  to an  unrelated  third  party  for
approximately   $3.1  million.   It  is  anticipated   that   any
additional  mortgage  loans  repurchased  during  1997  and   the
remaining portfolio will be marketed and sold in a similar fashion. A reserve for anticipated future repurchase losses has been established at June 30, 1997 and is included in the repurchase and indemnification reserve in the accompanying condensed consolidated statement of net assets in liquidation.

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

During  the  second  quarter of 1997, the  Partnership  sold  its
remaining   portfolio  for  approximately  $0.7   million   which
approximated its net realizable value reflected in the March 31, 1997 consolidated financial statements.

Investment in Loans Repurchased from GNMA Pools
At April 30, 1997, the Partnership sold approximately $35 million of its investment in loans repurchased from GNMA pools to an unrelated third party for an amount that approximated its net book value. The Partnership is negotiating a sales transaction with an unrelated third party with respect to its remaining investment in loans repurchased from GNMA pools. The Partnership expects to sell these assets for an amount that approximates their net book value at June 30, 1997.

Other
The Partnership is currently in the process of marketing its remaining assets (not discussed above) for sale. In addition, the Partnership will market and dispose of its remaining operating receivables and operating payables which are reflected at their current estimated liquidation amounts and settlement amounts, respectively, in the accompanying consolidated statement of net assets in liquidation as of June 30, 1997. Operating receivables (reflected as other assets in the accompanying consolidated financial statements) consists primarily of production operation receivables, mortgage loan interest receivables, trade receivables, and prepaid assets (e.g., insurance and maintenance contracts). Operating payables
(reflected as accounts payable and other liabilities in the accompanying consolidated financial statements) consists primarily of production operation payables, interest payables on lines of credit and other debt, and trade payables and an estimate of operating expenses in excess of operating revenues expected to be incurred through liquidation. The actual amounts realized from the sale of the Partnership's assets and the actual settlement amounts of the Partnership's remaining liabilities could differ materially from their current carrying values.

Reduction in Borrowing Facilities

On July 31, 1997, the Partnership reduced its credit facilities to a $10 million revolving servicing facility and a $15 million working capital line of credit. The Partnership's revolving committed warehouse facility was terminated.

Resignation of Officers

Mr. Rick Skogg (President and Chief Operating Officer), Mr. Paul Szymanski (Executive Vice President, Chief Financial Officer and Secretary), and Mr. Lee Trautman (Executive Vice President), have resigned and accepted positions with a subsidiary of the unaffiliated third party that purchased the servicing rights and the National Servicing Center located in Scottsbluff, Nebraska subsequent to June 30, 1997. Mr. Skogg has also resigned as a director of Harbourton.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On March 18, 1997, HMCLP and certain other affiliates were sued in Federal Court in the Eastern District of Virginia by a mortgage loan borrower alleging, on behalf of the borrower and on behalf of an alleged class of similarly situated borrowers from HMCLP since March 17, 1996, that certain payments made by HMCLP to a mortgage broker in connection with the plaintiff's loan, and loans to members of the purported class, violated Section 8 of RESPA. The Partnership has received an offer to settle this suit for an immaterial amount.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

a.  Exhibits:

           1)   Purchase  and  Sale Agreement between  Harbourton
Mortgage  Co.,  L.P. and        GMAC Mortgage  Corporation  dated
April 30, 1997


b.  Reports on Form 8-K:

          Not Applicable

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                 HARBOURTON MORTGAGE CO., L.P.

                     By:   Harbourton  Mortgage Corporation,  its
General Partner


Signatures            Title                        Date

s/ Jack W. Schakett   Chief Executive Officer and  August     14,
                      Director of                  1997
Jack W. Schakett      the     General     Partner
                      (Principal        Executive
                      Officer)

s/ Brent F. Dupes     Executive Vice President     August     14,
                                                   1997
Brent F. Dupes

s/ Bill L. Reid III   Chief Accounting Officer     August     14,
                                                   1997
Bill L. Reid III











                   PURCHASE AND SALE AGREEMENT

                             between

                 HARBOURTON MORTGAGE CO., L. P.

                            "Seller"


                               and


                    GMAC MORTGAGE CORPORATION

                           "Purchaser"


                           dated as of


                         April 30, 1997





                        TABLE OF CONTENTS


                            ARTICLE I
                           Definitions

   Section                                                 Page
Definitions                                               1

                           ARTICLE II
                 Sale and Transfer of Servicing

2.1    Items to be Sold                                   8
2.2    Physical Transfer Date                             8
2.3    Obligations of Seller                              9
2.4    Obligations of Purchaser                          9
2.5    Purchase Price and Terms of Payment                9
2.6    Computation; Adjustment                           11
2.7    Transfer of Escrow Deposits                       12
2.8    Update of Schedules and Exhibits                  13

                           ARTICLE III
        General Representations and Warranties of Seller

3.1    Due Organization and Good Standing                14
3.2    Authority and Capacity                            14
3.3    Effective Agreement                               14
3.4    Compliance with Applicable Requirements           15
3.5    Title to the Servicing and Related Escrow Accounts15
3.6    Litigation; Compliance with Laws                  15
3.7    Statements Made                                   16
3.8    No Accrued Liabilities                            16
3.9    Errors and Omissions and Fidelity Bond            16
3.10   No Adverse Selection                              16
3.11   Non-Recourse Servicing                            16
3.12   Approved Seller/Servicer                          16
                           ARTICLE IV
    Representations and Warranties Relating to Mortgage Loans

Section
Page

4.1    Information                                       17
4.2    Origination and Sale of Mortgage Loans            17
4.3    Enforceability                                    17
4.4    General Servicing of Mortgage Loans               17
4.5    Escrow Accounts                                   18
4.6    No Modifications                                  18
4.7    Mortgage Insurance                                19
4.8    Hazard Insurance                                  19
4.9    Condition of Mortgaged Property; Casualties       19
4.10   Lien Priority; Title Insurance                    20
4.11   Condemnation; Forfeiture                          20
4.12   Custodial Files                                   20
4.13   FHLMC Notes                                       21
4.14   Exception Loans                                   21
4.15   Investor Repurchase and Indemnification...... ....21
4.16   Fraud                                             21

                            ARTICLE V
           Representations and Warranties of Purchaser

5.1    Due Incorporation and Good Standing              22
5.2    Authority and Capacity                            22
5.3    Effective Agreement                               22
5.4    Approved Seller/Servicer                          22

                           ARTICLE VI
                       Investor Approvals

6.1    Seller's Obligations                              23
6.2    Purchaser's Obligations                           23
                           ARTICLE VII
        Conditions Precedent to Obligations of Purchaser

Section
Page

7.1    FNMA/FHLMC/GNMA Approvals                         24
7.2    Certifications                                    24
7.3    Representations                                   24
7.4    Compliance with this Agreement                    25
7.5    Interest Paid                                     25
7.6    Additional Documentation                          25
7.7    Documentation and Files; Compliance               25
7.8    Corporate Resolution                              26
7.9    Opinion                                           26
7.10   UCC Search Results                                26
7.11   Material Adverse Change                           26
7.12   Hart-Scott-Rodino                                 27
7.13   Limited Power of Attorney                         27
7.14   Guaranty                                          27
7.15   Officer's Certificate                             27
7.16   Non-satisfaction of Condition                     27

                          ARTICLE VIII
          Conditions Precedent to Obligations of Seller

8.1    FNMA/FHLMC/GNMA Approvals                         28
8.2    Representations                                   28
8.3    Compliance with this Agreement                    28
8.4    Additional Documentation                          28
8.5    Corporate Resolution                              29
8.6    Opinion                                           29
8.7    Hart-Scott-Rodino                                 29
8.8    Non-satisfaction of Condition                     29

                           ARTICLE IX
                            Covenants

9.1    Mutual Cooperation                                30
9.2    Assignments                                       30
9.3    Transfer Costs                                    30
9.4    Tax Service
Contracts........................................................
 ........                                                 31
9.5    Form 1099, Form 1098 - Seller's Obligation        31
9.6    Form 1099, Form 1098 - Purchaser's Obligation     31
9.7    Reimbursement of Costs and Expenses               31
Section
Page

9.8    Payment of Interest                               31
9.9    Post-transfer Payments                            32
9.10   Retention of Documents; Post-transfer Support     32
9.11   FHLMC Quality Control Program                     32

                            ARTICLE X
                         Indemnification

10.1   Indemnification by Seller                         33
10.2   Repurchase/Purchaser's Remedies                   34
10.3   Indemnification by Purchaser                      36
10.4   Limitation of Liability                           36

                           ARTICLE XI
                          Miscellaneous

11.1   Costs and Expenses                                38
11.2   Confidentiality of Information                    38
11.3   Broker's Fees                                     38
11.4   No Solicitation                                   39
11.5   Survival                                          39
11.6   Notices                                           39
11.7   Applicable Law                                    41
11.8   Entire Agreement                                  41
11.9   Modification                                      41
11.10  Third Party Beneficiaries                         41
11.11  Construction                                      41
11.12  Captions                                          42
11.13  Counterparts                                      42
11.14  Attorneys' Fees                                   42
11.15  Binding Effect                                    42
11.16  Assignment                                        42
11.17  Public Announcement                               43

LIST OF SCHEDULES AND EXHIBITS                           45



                  PURCHASE AND SALE AGREEMENT

      PURCHASE AND SALE AGREEMENT dated as of April 30, 1997 by and between Harbourton Mortgage Co., L. P. ("Seller"), a Delaware limited partnership with its principal office located at 2530 So. Parker Road, 5th Floor, Aurora, Colorado 80014, and GMAC Mortgage Corporation ("Purchaser"), a Pennsylvania corporation with its principal office located at 100 Witmer Road, Horsham, Pennsylvania 19044-0963.

                            Recitals

      1. Seller is the servicer of certain Mortgage Loan Pools (collectively the "Pools") and certain Whole Loans (the "Whole Loans") identified on the schedule attached hereto as Exhibit A, having an aggregate outstanding principal balance of approximately $1.5 billion as of December 31, 1996. The Pools are backed by, and the Whole Loans represent, residential (1-4 family) mortgage loans (the "Mortgage Loans") originated, purchased and/or sold by the Seller pursuant to certain pool purchase contracts and whole loan sale and servicing contracts (collectively referred to hereinafter as "Servicing Agreements"). Each Servicing Agreement requires the servicer to service the Mortgage Loans pursuant to the regulations and guidelines of FNMA, FHLMC or GNMA (each, an "Investor," collectively, the "Investors").

      2. Seller desires to sell and Purchaser desires to purchase all right, title, and interest in and to the Servicing in accordance with the terms and conditions of this Agreement, subject to Investor approval.

      NOW, THEREFORE, in consideration of the mutual promises contained herein and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                           ARTICLE I

                          Definitions

All words or phrases defined in this Article I (except as herein otherwise expressly provided or unless the context otherwise requires) shall, for the purposes of this Agreement, have the respective meanings specified in this Article.

     1.1 Affiliate means, with respect to any party hereto, any person or entity which controls, is controlled by, or is under common control with, such party.

      1.2 Agreement means this Purchase and Sale Agreement and any written and agreed to amendments or modifications hereto signed by both Seller and Purchaser.

      1.3 Ancillary Income means all income derived from the Mortgage Loans other than servicing fees, including without limitation late charges and other incidental fees and fees, commissions or expense reimbursements relating to insurance.

      1.4 Applicable Requirements means, with respect to each and every Mortgage Loan and each and every REO Property (a) all applicable contractual obligations, including without limitation those contractual obligations contained in Mortgage Loan Documents, in the Servicing Agreements, or in policies of insurance pertaining to any Mortgage Loan or related Real Property, (b) all applicable federal, state and local legal and regulatory requirements (including statutes, rules, regulations and ordinances), (c) all applicable requirements and guidelines of each Investor and each governmental agency, government-sponsored entity, board, commission, instrumentality and other governmental body or officer having jurisdiction (including without limitation FNMA, FHLMC, GNMA, FHA, FmHA, VA and their respective selling and/or servicing guides), (d) all applicable requirements and guidelines of PMI companies, and (e) all applicable judicial and administrative judgments, consent decrees, orders, stipulations, awards, settlement agreements, writs and injunctions.

      1.5 Business Day or Day means any day of the week other than a Saturday, Sunday, or a legal holiday or a bank holiday in the Commonwealth of Pennsylvania, the State of Iowa, the State of Colorado or the State of Nebraska.

      1.6 Buydown Loan means a Mortgage Loan as to which a specified amount of interest is paid out of a related Escrow
Account in accordance with a related buydown agreement.

      1.7 Certification Cutoff Date means November 30, 1997, subject to extension by Purchaser in its sole discretion and on a pool-by-pool basis.

      1.8 Class A Deduction Loan means a Mortgage Loan which is three (3) payments or more past due, but not in bankruptcy, in litigation, in foreclosure or REO status, as those terms are defined in Section 1.13.

      1.9 Class B Deduction Loan means a Mortgage Loan which is in bankruptcy, in litigation, or in foreclosure or REO status, as those terms are defined in Section 1.13.

      1.10  Custodial File means the documents required  by  the
applicable  Investor  under  the  Servicing  Agreements  to   be
retained by a document custodian acceptable to Investor, or by Investor.

      1.11 Custodian means Bank of Maryland, or such other document custodian as may be designated by Purchaser or defined by the Investor.

      1.12 Defect means a breach in any material respect of any representation or warranty herein contained with respect to a Mortgage Loan or any failure by Seller to comply with any covenant herein contained with respect to a Mortgage Loan which could reasonably be expected to result in a loss or damage to Purchaser or the imposition of material additional servicing burdens with respect to such Mortgage Loan.

     1.13 Delinquent Loan means a Mortgage Loan which, if a FNMA or FHLMC Mortgage Loan is two (2) payments or more past due and if a GNMA Mortgage Loan, is three payments or more past due, and is in bankruptcy, in litigation, in foreclosure or REO status. The term "in bankruptcy" shall mean any non-current Mortgage Loan in respect of which the related Mortgagor has sought relief under or has otherwise been subjected to the federal bankruptcy laws or any other similar laws of general application for the relief of debtors, through the institution of appropriate proceedings, and such proceedings are continuing, and shall continue until the related Mortgaged Property is released from the jurisdiction of the bankruptcy or other court in which the matter is pending, regardless of whether such proceeding is dismissed, finally concluded, or otherwise. The term "in foreclosure" shall mean, as to any Mortgage Loan, that the first action necessary to be taken to commence proceedings in foreclosure or a sale under power of sale under the law of the state wherein the Mortgage is to be enforced, has been taken, and such proceedings are continuing, or should have been taken in accordance with applicable Investor standards. The term "in litigation" shall mean a legal action in foreclosure of a Mortgage Loan, or for a deficiency thereunder, in which the sale of the Mortgaged Property in foreclosure (whether by action, power of sale, or otherwise) has been delayed by reason of the defense of such action by the Mortgagor, or any other legal action commenced or pending which involves the Mortgage Loan. The term "REO status" shall mean the ownership of real property as a result of foreclosure of a Mortgage or acquisition of a deed in lieu of foreclosure with respect to a Mortgaged Property.

      1.14 Electronic Data File means test tape(s), sale tape(s) and/or transfer tape(s) containing Mortgage Loan and/or Servicing information to be delivered to Purchaser having the magnetic format and substance specified in the Transfer Instructions.

      1.15 Eligible Mortgage Loan means a Mortgage Loan which is not a Delinquent Loan and which is not an Excluded Loan.

      1.16 Escrow Accounts means those accounts established and maintained by Seller with commercial banking institutions or savings and loan associations under the provisions of the Servicing Agreements for (i) the deposit and retention of interest and principal on account of the Mortgage Loans; (ii) the deposit and retention of all collections of taxes, assessments, ground rents, hazard and mortgage insurance or comparable items on account of the Mortgage Loans; (iii) the deposit and retention of buydown funds on account of the Mortgage Loans, and all other escrow or similar accounts maintained by Seller with respect to the Mortgage Loans.

     1.17 Escrow Deposits means funds held in Escrow Accounts.

       1.18 Excluded Loan means a Mortgage Loan which is identified on Exhibit A-3 to the Agreement.


      1.19  FHA means the Federal Housing Administration of  the
Department of Housing and Urban Development of the United States of America, or any successor thereto.

     1.20 FHLMC means the Federal Home Loan Mortgage Corporation and any successor or assignee thereof.

     1.21 FmHA means the Farmers Home Administration, the United
States of America acting through Rural Housing Service or its successor, the U.S. Department of Agriculture, or any successor thereto.

      1.22 FNMA means the Federal National Mortgage Association and any successor or assignee thereof.

       1.23   GNMA   means  the  Government  National   Mortgage
Association and any successor or assignee thereof.

     1.24 GNMA Purchase Price Percentage means 2.20 percent.

      1.25       Guarantor means Harbourton Holdings, L.  P.,  a
Delaware limited partnership.

      1.26 Interest Rate means the average thirty (30) day rate for high grade commercial paper (unsecured notes sold through dealers by major corporations) as published daily in the Wall
Street Journal.

      1.27 Interim Period means the period commencing with the Sale Date and continuing through and until the Transfer Cutoff
Date.

     1.28 Investor(s) means FNMA, FHLMC and/or GNMA, as the case may be.

        1.29 Investor Approval Date means the effective date on which Purchaser will be recognized by the Investor as Seller/Servicer or Issuer/Servicer, as applicable, with respect to the related Mortgage Loans. Except for Subserviced Loans, the Investor Approval Date will be the applicable Physical Transfer Date.

      1.30 Knowledge of Seller means the actual knowledge of the senior management of Seller, including without limitation, the senior servicing officer of Seller, at or prior to the date of this Agreement.

      1.31 Mortgage means a valid and enforceable Mortgage, Deed of Trust, or other security instrument creating a first lien upon described real property improved by a single family dwelling which secures a Mortgage Note.

      1.32 Mortgage Loan means an individual residential (1-4 family) mortgage loan which is the subject of the Servicing
Agreements and this Agreement, as identified in the schedule attached hereto as Exhibit A.

      1.33 Mortgage Loan Documents means all documents specified in the Servicing Agreement pertaining to a particular Mortgage
Loan.

      1.34 Mortgage Loan File means those origination and servicing documents, escrow documents, and other documents specified in Exhibit B to this Agreement other than those documents listed on Exhibit B, the originals of which are included in the Custodial File.

      1.35 Mortgage Note means a written promise to pay a sum of money at a stated interest rate during a specified term that is secured by a Mortgage Loan.

      1.36 Mortgaged Property means real property which is subject to a lien created by a Mortgage as security for the related Mortgage Loan.

     1.37 Mortgagor means the obligor on a Mortgage Note.

     1.38 P & I means principal and interest.

      1.39 Physical Transfer Date means the date on which Purchaser assumes physical servicing (or subservicing, as applicable) of the Mortgage Loans and will be June 2, 1997 for FNMA Mortgage Loans, June 3, 1997 for GNMA Mortgage Loans, and June 16, 1997 for FHLMC Mortgage Loans.

      1.40 PMI means any applicable carrier of private mortgage insurance.

      1.41 Pool or Pools means any pool(s) of Mortgage Loans identified on the Summary of Pools attached hereto as Exhibit C.

      1.42 Purchase Price Percentage means 1.78 percent, of the aggregate unpaid principal balance of all Eligible Mortgage
Loans on the Sale Cutoff Date.

      1.43 REO Property means, with respect to a Mortgage Loan the real property to which Purchaser has taken ownership as a result of foreclosure of a Mortgage or acceptance of a deed in lieu of foreclosure with respect to a Mortgaged Property.

      1.44 Repurchase Interest Expense means interest calculated with respect to the Repurchase Price for a Mortgage Loan, such interest to be calculated at the Interest Rate plus 200 basis points for the period commencing with Purchaser's repurchase date and continuing until the earlier of liquidation of the repurchased Mortgage Loan or Seller's repurchase of such Mortgage Loan.

      1.45 Repurchase Price means with reference to a Mortgage Loan, the sum of (a) all funds necessary to remove the Mortgage Loan from a Pool, repurchase the Mortgage Loan or REO Property, as applicable, from an Investor, or satisfy an Investor's make-whole request, as may be the case, including interest thereon calculated at the Mortgage Note rate through the last day of the month of repurchase (to the extent required by the Investor), and to cover any and all reasonable, out-of-pocket costs, and expenses of Purchaser incurred with respect to such Mortgage Loan, including but not limited to reasonable attorneys' fees and costs, (b) the product of the Purchase Price Percentage and the then-outstanding unpaid principal balance of such Mortgage Loan, (c) an administrative fee in the amount of Five Hundred Dollars ($500.00) and (d) to the extent that Purchaser fails to repurchase a Mortgage Loan or REO Property as required under
Section 10.2 of this Agreement, Repurchase Interest Expense.

     1.46 Sale Date means April 30, 1997.

     1.47 Sale Cutoff Date means the end of business on the Sale
Date.

      1.48 Servicing Agreement means a pool purchase contract or whole loan sale and servicing contract pursuant to which a Mortgage Loan was originated, purchased, sold and/or serviced by the Seller for the benefit of an Investor.

      1.49 Servicing Right or Servicing means the right, title, and interest in and to the servicing of the Mortgage Loans and the maintenance and servicing of the Escrow Accounts, along with the right to receive the servicing fee income and any and all Ancillary Income arising from or connected to any Mortgage Loan.

       1.50 Significant Underwriting Deficiency shall, with respect to a FNMA Mortgage Loan, have the meaning assigned to it in the FNMA Selling/Servicing Guides, as amended, and, with respect to FHLMC Mortgage Loan, shall mean that a FHLMC quality control feedback letter has been issued with respect to the eligibility of such Mortgage Loan for sale to FHLMC which would require either repurchase of the Mortgage Loan or indemnification of the Investor in the event of a future default.

      1.51 Subserviced Loan means a Mortgage Loan included in a Pool identified on Schedule 1.51 hereof.

        1.52 Subservicing Period means, with respect to a Subserviced Loan, the period commencing with the Physical
Transfer Date and continuing through and until the applicable
Investor Approval Date.

     1.53 T & I means taxes and insurance.

      1.54 Transfer Cutoff Date means the end of business on the Business Day immediately preceding the Physical Transfer Date.


       1.55 Transfer Instructions means the loan servicing transfer instructions attached as Exhibit D hereto.

      1.56  VA  means the Veterans Administration of the  United
States of America, or any successor thereto.

     1.57 VA No-Bid Instruction means an instruction given by VA to the effect that VA will not accept conveyance of the REO
Property related to the foreclosure of a Mortgage Loan.


                           ARTICLE II

                 Sale and Transfer of Servicing


     2.1  Items to be Sold.

      Subject to, and upon the terms and conditions of this Agreement, Seller shall, as hereinafter provided, sell, transfer, assign and deliver to Purchaser, as of the Sale Date, all of Seller's beneficial right, title and interest in and to, including all economic benefit derived from, (a) the Servicing Rights, and (b) the Escrow Accounts, provided, however, that until the Investor Approval Date, Seller shall retain record title in and to the Servicing and shall remain as the Servicer of record with the related Investor, and fully subject to such Investor's rights and requirements with respect to the Servicing.


     2.2  Physical Transfer Date.

       (a) With respect to Mortgage Loans which are not Subserviced Mortgage Loans, the Physical Transfer Date will be the date on which all of Seller's remaining right, title, and interest in and to the related Servicing Rights and Escrow Accounts, including without limitation record title and the obligation to service the Mortgage Loans, shall be transferred to Purchaser.

      (b) With respect to Subserviced Loans, the Physical Transfer Date will be the date on which all of Seller's beneficial right, title, and interest in and to the related Servicing Rights and Escrow Accounts shall be transferred to Purchaser, provided, however, that notwithstanding anything to the contrary contained herein, until the Investor Approval Date, Seller shall retain record title in and to the related Servicing Rights and shall remain as Servicer of record with the Investor, and fully subject to such Investor's rights and requirements with respect to the Servicing. Purchaser and Seller acknowledge that Purchaser will be identified to GNMA as the subservicer of the Pools related to the Subserviced Loans effective as of the Physical Transfer Date. On the Investor Approval Date, all of Seller's right title and interest in and to the Servicing Rights and Escrow Accounts related to the Subserviced Loans, including without limitation record title and the obligation to service the Subserviced Loans, shall be transferred to Purchaser.

      (c) The transfer will be conducted in accordance with the Transfer Instructions. Except as provided herein, on each Physical Transfer Date, Seller shall cease all servicing responsibilities with regard to the related Mortgage Loans and shall sever its mortgage servicing relationships with Mortgagors.



     2.3  Obligations of Seller.

     Seller covenants and agrees, from the Sale Date through the Transfer Cutoff Date, that:

     (a) Seller shall pay, perform and discharge all liabilities and obligations relating to ownership of the Servicing Rights pursuant to Applicable Requirements and all the rights, obligations and duties with respect to the Escrow Accounts until the transfer of such items on the Physical Transfer Date; and

     (b) Seller shall continue to service the Mortgage Loans during the Interim Period in accordance with Applicable Requirements, and pursuant to an Interim Servicing Agreement between Purchaser and Seller, in the form attached as Exhibit E hereto; and

     (c) Seller shall provide Purchaser with reasonably requested information concerning GNMA Mortgage Loans. As directed by Purchaser with respect to Delinquent Loans specified by Purchaser, Seller will exercise all of its rights to repurchase certain GNMA Mortgage Loans which are Delinquent Loans. Purchaser will be responsible for funding the repurchase price for such GNMA Mortgage Loans, to be determined with reference to Applicable Requirements and remitted at least one (1) Business Day prior to the applicable GNMA remittance date. Seller will assign and transfer such repurchased Mortgage Loans (a "Repurchased GNMA Mortgage Loan") to Purchaser on the Investor Approval Date.

     (d) During the Subservicing Period, Seller will perform its remaining obligations as servicer of the Subserviced Loans pursuant to Applicable Requirements and will cooperate reasonably with Purchaser to facilitate Purchaser's performance of its subservicing obligations pursuant to Section 2.4. Such cooperation will include appointment of certain employees of Purchaser as officers of Seller for the limited purpose of performing certain necessary and delegable Investor reporting functions including without limitation Investor remittance.


     2.4  Obligations of Purchaser.

       Purchaser covenants and agrees that Purchaser shall subservice the Subserviced Loans on behalf of Seller during the Subservicing Period in accordance with Applicable Requirements, and pursuant to a Subservicing Agreement between Purchaser and Seller, in the form attached as Exhibit F.


     2.5  Purchase Price and Terms of Payment.

     (a)  The Purchase Price shall be calculated as follows:

                (1) The Purchase Price shall be calculated for the Mortgage Loans shown on Exhibit A by multiplying the unpaid principal balance of all Eligible Mortgage Loans, as of the Sale Cutoff Date, by the corresponding Purchase Price Percentage.

                (2) The Purchase Price shall be reduced by $250 for Servicing Rights related to each Mortgage Loan which is a Class A Deduction Loan as of the Sale Cutoff Date and by $500 for Servicing Rights related to each Mortgage Loan which is a Class B Deduction Loan as of the Sale Cutoff Date.

          (3)   No  Purchase Price shall be paid  for  Servicing
          Rights  related  to  Mortgage  Loans  which  are   not
          Eligible Mortgage Loans as of the Sale Cutoff Date.


     (b)  The Purchase Price shall be paid as follows:

               (1) On the Sale Date, Purchaser shall pay Seller thirty percent (30%) of the estimated Purchase Price calculated based upon Schedules updated as of March
          31, 1997, as provided in Section 2.8 hereof.

                (2) Within five (5) Business Days after each Physical Transfer Date and upon the receipt of substantially all Mortgage Loan Files, Purchaser shall pay Seller (A) sixty percent (60%) of the Purchase Price for Servicing Rights related to Mortgage Loans which are not Subserviced Loans and (B) fifty percent (50%) of the Purchase Price for Servicing Rights related to Mortgage Loans which are Subserviced Loans.

               (3) Upon the later of (A) thirty (30) days after each Physical Transfer Date, (B) Purchaser's receipt of any remaining Mortgage Loan Files and related documentation pertaining to the Mortgage Loans, and
          (C) verification of the Purchase Price computation, Purchaser shall pay to the Seller the balance of the actual Purchase Price for Servicing Rights related to Mortgage Loans which are not Subserviced Loans.

               (4) Upon the later of (A) thirty (30) days after the applicable Investor Approval Date and (B) Purchaser's receipt of any remaining Mortgage Loan Files and related documentation pertaining to the Mortgage Loans, Purchaser shall pay to the Seller the balance of the actual Purchase Price for Servicing Rights related to the applicable Subserviced Loans, along with interest thereon calculated at the Interest Rate for the period commencing with the Physical Transfer Date for such Subserviced Loans through the applicable Investor Approval Date.

          (5) The portion of the remaining balance of the Purchase Price to be withheld by Purchaser pursuant to Sections 2.5(b)(3) and 2.5(b)(4) shall not in any event exceed the greater of (A) the product of $1,000.00 and the number of missing or materially incomplete Mortgage Loan Files or (B) the sum of $100,000.00. Any such Purchase Price withheld shall be payable monthly and pro-rated based on the number of Mortgage Loan Files cleared in that month in relation to the total number of missing or materially incomplete Mortgage Loan Files outstanding.

          (6) In the event that the transaction contemplated hereby fails to be consummated for any reason set out in Article VII or Article VIII of the Agreement, as applicable, (A) Seller shall promptly refund all monies paid by Purchaser to Seller, including interest thereon calculated at the Interest Rate; and (B) Purchaser shall promptly refund to Seller any servicing fees collected by Purchaser with respect to the Mortgage Loans, including without limitation interest thereon calculated at the Interest Rate. Notwithstanding such refunds, each party shall retain all additional remedies available to it under this Agreement at law or in equity.

Unless otherwise agreed by the parties, all payments required hereunder shall be made by bank wire transfer in immediately available funds.


     2.6  Computation; Adjustment.

     It is understood and agreed that:

                (a) All wiring instructions and Purchase Price information necessary to effect payment of the Purchase Price shall be provided to the appropriate party at least two Business Days prior to the date of payment.

                (b) If the principal balance of any of the Mortgage Loans used in computing the payment of the Purchase Price shall be found to be incorrectly computed, the Purchase Price shall be promptly and appropriately adjusted and payment promptly made by the appropriate party.

          (c) To the extent that Purchaser should reasonably determine that any advance made by Seller and reimbursed by Purchaser is non-recoverable under Applicable Requirements, Purchaser shall provide Seller with a notice of such determination and the basis thereof, whereupon Seller shall reimburse Purchaser for such amounts within fifteen (15) days of receipt of Purchaser's notice.

                (d) Not later than seventy-five (75) days after the Sale Date, Seller will reimburse Purchaser for the Purchase Price paid with respect to any Mortgage Loan which is prepaid in full within the thirty (30) day period following the Sale Date.





     2.7  Transfer of Escrow Deposits.

     (a) On or before the fifth Business Day following each Transfer Cutoff Date, Seller shall wire transfer to Purchaser all related Escrow Deposits described at Section 1.16(i), (ii) and (iii) (i.e., P & I, T & I and Buydown accounts). Such transfer of funds shall be net of related P & I, T & I and foreclosure and other servicing-related advances made by Seller to the extent that (i) such advances have been made in accordance with Applicable Requirements, and (ii) Seller provides Purchaser with detail reasonably satisfactory to support such advances in accordance with the Transfer Instructions.

     (b)
          (1) In the event that the scheduled remittance date for the applicable Investor (hereinafter, "Investor Remittance Date") occurs four (4) or more Business Days following the Transfer Cutoff Date, Seller shall, no later than the fifth Business Day following the related Transfer Cutoff Date, wire transfer to Purchaser all Escrow Deposits described in Section
          1.16 (i) (i.e., P & I accounts). Such transfer of funds shall be net of (A) documented P & I advances made by Seller, and (B) guaranty fees due Investor. Seller shall provide Purchaser with reasonably acceptable documentation supporting the transfer of funds. Such documentation shall include a detailed accounting, according to related Physical Transfer Date trial balances, of Seller's P & I advances, guaranty fees and remittance funds due Investor with receipt of documentation at least five (5) Business Days prior to the scheduled remittance date. Not less than one Business Day prior to each Investor Remittance Date, Purchaser shall wire transfer funds due the related Investor to Seller's Escrow Account, subject to timely receipt by Purchaser of such related documentation.

          (2) In the event that the Investor Remittance Date occurs less than four (4) Business Days following the Transfer Cutoff Date, Seller shall, at least one (1) Business Day prior to such Investor Remittance Date, provide to Purchaser a satisfactory accounting of the related delinquent P & I payments netted against the related prepaid P & I payments. The final position of the netting process will determine in each instance whether net funds are to be wire transferred from Purchaser to Seller, or from Seller to Purchaser. The resulting wire transfer shall be made by the appropriate party no more than one Business Day following receipt by Purchaser of such accounting.

          (3) Purchaser shall pay Seller interest for Mortgage Loans in FNMA MBS pools or GNMA securities that prepay in full during the Interim Period, with such interest paid at the Federal Funds Rate and will cover the period between the date Escrow Deposits are transferred to Purchaser and the date funds are returned to Seller for Investor remittance.

     (c) In accordance with the Transfer Instructions, on or before the third Business Day following each Transfer Cutoff Date, Seller shall provide Purchaser with an itemized accounting of uncollected fees related to Ancillary Income, provided that such fees are deemed earned as collected.

      (d) With respect to Mortgage Loans contained in GNMA Internal Reserve Pools (as defined in the GNMA Guide), Purchaser shall be obligated to reimburse Seller for prior advances of P & I only to the extent that such advances exceed the one-month P & I advance required by GNMA to be reserved for any such Mortgage Loan.


     2.8  Update of Schedules and Exhibits.

     On the Sale Date, Seller shall deliver to Purchaser addenda to all Schedules provided for hereunder, updated based on information dated as of March 31, 1997. Within five (5) Business Days following the Sale Date, Seller shall deliver to Purchaser an addendum to Exhibit A, updated as of the Sale Date.



                          ARTICLE III


        General Representations and Warranties of Seller


     As an inducement to Purchaser to enter into this Agreement, Seller represents and warrants as follows, as of the Sale Date and as of the Physical Transfer Date:


     3.1  Due Organization and Good Standing.

      Seller is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware during the time of its activities with respect to the Mortgage Loans and the Servicing. To the extent required by applicable law, Seller is properly licensed and qualified to transact business in all appropriate jurisdictions and to conduct all activities performed with respect to the origination and servicing of the Mortgage Loans.


     3.2  Authority and Capacity.

      Seller has all requisite power, authority and capacity to enter into this Agreement and the Interim Servicing Agreement and to perform the obligations required of it hereunder and
thereunder.   The execution and delivery of this  Agreement  and
the Interim Servicing Agreement and the consummation of the transactions contemplated hereby and thereby, have each been duly and validly authorized by all necessary action. This Agreement constitutes the valid and legally binding agreement of Seller enforceable in accordance with its respective terms, subject to bankruptcy laws and other similar laws of general application affecting rights of creditors and subject to the application of the rules of equity, including those respecting the availability of specific performance.


     3.3  Effective Agreement.

      The execution, delivery and performance of this Agreement by Seller, its compliance with the terms hereof and consummation of the transactions contemplated hereby (assuming receipt of the various consents required pursuant to this Agreement) will not violate, conflict with, result in a breach of, constitute a default under, be prohibited by or require any additional approval under its partnership agreement, bylaws, or any instrument or agreement to which it is a party or by which it is bound or which affects the Servicing (including any of the Servicing Agreements), or any state or federal law, rule, or regulation or any judicial or administrative decree, order, ruling or regulation applicable to it or to the Servicing, subject to obtaining the approval of the applicable Investor to the transfer of the Servicing and the release of any lien upon the Servicing Rights by Seller's lender.


     3.4  Compliance with Applicable Requirements.

      Except as set forth in Schedule 4.12, prior to the applicable Physical Transfer Date, Seller will have complied in all respects with all Applicable Requirements or will have cured any such non-compliance to bring it into compliance with Applicable Requirements in all respects. Seller has done and Seller will do, no act or thing which may adversely affect the Servicing. No event has occurred and is continuing which, under the provisions of such contracts or such other documents or agreements but for the passage of time or the giving of notice, or both, would constitute an event of default thereunder, and Seller has not received any notice or other information from the Investor that it has terminated the Servicing Agreements or that it intends to do so. All fees and expenses due and owing to any Investor under the Servicing Agreements have been remitted to the Investor.


     3.5  Title to the Servicing and Related Escrow Accounts.

      Seller is the lawful owner of the Servicing, is custodian of the Escrow Accounts and has the sole right and authority to transfer the Servicing as contemplated hereby. The transfer, assignment and delivery of the Servicing and of the Escrow Accounts in accordance with the terms and conditions of this Agreement shall vest in Purchaser all rights as servicer, free and clear of any and all claims, charges, defenses, offsets and encumbrances of any kind or nature whatsoever, including but not limited to those of Seller. Except as disclosed to Purchaser prior to the Sale Date, neither the Mortgage Loans nor the Servicing Rights have been, and continue to be, hypothecated, assigned, or pledged as collateral by Seller for any loan or for any other purpose.


     3.6  Litigation; Compliance with Laws.

      Except as disclosed in Schedule 3.6 hereto, there is no litigation, proceeding or governmental investigation pending, or any order, injunction or decree outstanding which might materially affect any of the Mortgage Loans or the Servicing. Additionally, there is no litigation, proceeding or governmental investigation existing or pending or to the Knowledge of Seller threatened, or any order, injunction or decree outstanding against or relating to Seller, or the Servicing, that has not been disclosed by Seller to Purchaser or its counsel in writing prior to the execution of this Agreement, which could have a material adverse effect upon the Servicing or the other assets being purchased by Purchaser hereunder, nor does Seller know of any basis for any such litigation, proceeding, or governmental investigation. Seller has not violated any applicable law, regulation, ordinance, order, injunction or decree, or any other requirement of any governmental body or court, which may materially affect any of the Mortgage Loans or the Servicing.


     3.7  Statements Made.

      No representation, warranty or written statement made by Seller in this Agreement or in any exhibit, schedule, written statement or certificate furnished to Purchaser in connection with the transactions contemplated hereby by Seller contains or will contain any untrue statement of a material fact or omits to state a material fact necessary to make the statements contained herein or therein not misleading.


     3.8  No Accrued Liabilities.

      There are no accrued liabilities of Seller with respect to the Mortgage Loans or the Servicing or circumstances under which such accrued liabilities will arise against Purchaser as successor to the Servicing, with respect to occurrences prior to the Physical Transfer Date.


     3.9  Errors and Omissions and Fidelity Bond.

     Seller has in full force and effect an errors and omissions policy or policies and Fidelity Bond with respect to its servicing operations and a blanket bond in accordance with Investor requirements.


     3.10 No Adverse Selection.

       The Seller used no adverse selection procedures in selecting the Servicing Agreements. Copies of each of the Servicing Agreements have been previously furnished or will be furnished to Purchaser prior to the execution of this Agreement, accompanied by a transmittal letter so identifying them.


     3.11 Non-Recourse Servicing.

     Except with respect to GNMA Mortgage Loans and as disclosed in Schedule 3.11, the Servicing is without recourse or shared risk to the servicer.


     3.12 Approved Seller/Servicer.

      Seller is an approved FNMA and FHLMC Seller/Servicer, GNMA
Issuer/Servicer, FmHA Servicer and VA and FHA mortgagee in good standing.

                           ARTICLE IV

   Representations and Warranties Relating to Mortgage Loans

      As further inducement to Purchaser to enter into this Agreement, Seller represents and warrants to Purchaser as of the Sale Date and as of the Physical Transfer Date, with respect to each Mortgage Loan, as follows:

     4.1  Information.

      (a) All information contained in each Mortgage Loan File, and in any Electronic Data File, with regard to loan origination and servicing activity contains all information necessary to properly service the Mortgage Loans in accordance with Applicable Requirements, and is accurate in all material respects, and all monies received with respect to each Mortgage Loan have been properly accounted for and applied. All Mortgage Loan Files are complete in all material respects with regard to origination and servicing activity.

      (b)   The  amount of the unpaid balance for each  Mortgage
Loan which is reflected on Exhibit A is true and correct as of the date of Exhibit A.


     4.2  Origination and Sale of Mortgage Loans.

      (a) Each Mortgage Loan has been originated and/or sold in accordance, in all material respects, with Applicable Requirements, including without limitation, applicable state or federal laws, rules, or regulations pertaining to consumer credit, truth-in-lending and usury.

      (b) The selling and origination representations and warranties made by Seller to Investors under the Servicing
Agreements are true and correct in all material respects as of the date made.


     4.3  Enforceability.

     Each Mortgage Note and each Mortgage has been duly executed by the appropriate obligor and each is a valid and enforceable document, subject only to applicable antideficiency and bankruptcy statutes and to application of the rules of equity, and there are no defenses, setoffs or counterclaims against any Mortgage Loan.


     4.4  General Servicing of Mortgage Loans.

      (a) As of the Sale Date, each Mortgage Loan has been serviced in accordance with Applicable Requirements in all material respects.

      (b) Except as set forth on Schedule 4.12, Seller has not taken any action or failed to take any action which might cause the cancellation of or otherwise affect any of the insurance contracts pertaining to Servicing of a Mortgage Loan (including without limitation PMI, FHA insurance or VA guaranty) or which might otherwise materially and adversely affect the Servicing.

     4.5  Escrow Accounts.

      (a) All Escrow Accounts are maintained in accordance with Applicable Requirements. Except as to payments which are past due under the Mortgage Loan, all Escrow Account balances required by the Mortgage Loan Documents and paid to Seller for the account of the Mortgagor and Seller are on deposit in the appropriate Escrow Accounts.

      (b) All payments for taxes, assessments, ground rents, mortgage insurance, hazard and flood insurance or other payments made from the T & I Escrow Account have been made on a timely basis, and Seller has paid to the Mortgagor interest on Escrow Accounts only to the extent such payment is required by Applicable Requirements. Seller shall have properly conducted an escrow analysis for each Mortgage Loan within the twelve (12) month period immediately preceding the Physical Transfer Date. All books and records with respect to each Mortgage Loan shall be in good condition and shall have been adjusted to reflect properly the results of the escrow analysis.

     (c) With respect to any Mortgage Loan for which a negative escrow balance in excess of Four Hundred Dollars ($400.00) existed as of the Sale Date, Seller has performed an escrow analysis on such Mortgage Loan for the purpose of correcting the negative escrow balance, and has adjusted the related monthly escrow payment on Seller's servicing system as a result of such analysis.

      (d) Where applicable, Seller has notified each Mortgagor, in accordance with Applicable Requirements, as to any payment adjustments which resulted from an escrow analysis. Seller shall provide Purchaser with copies of any notices and analyses prepared in accordance with subsection 4.5(b) above.

      (e) Every Escrow Account established with respect to a Buydown Loan has been fully funded by Seller, and not discounted to present value or otherwise.

     4.6  No Modifications.

      Except with respect to partial releases, actions required by a divorce decree, assumptions, or as otherwise permitted under Applicable Requirements, (a) the terms of each Mortgage Note and Mortgage have not been modified by Seller, (b) no party thereto has been released in whole or in part by Seller and (c) no part of the Mortgaged Property has been released by Seller. The full original principal amount of each Mortgage Note listed has been advanced to the Mortgagor.


     4.7  Mortgage Insurance.

      Except as disclosed in Schedule 4.12, as required by the applicable Investor, the Mortgage Loans are validly insured by mortgage insurance, and all premiums or other charges due in connection with such insurance have been paid.


     4.8  Hazard Insurance.

     There is in force with respect to each Mortgaged Property a hazard insurance policy that provides, at a minimum, for fire and extended coverage in an amount which is the lesser of (i) the outstanding principal balance of the Mortgage Loan or (ii)
the full insurable value of improvements, but in no event less than the amount required under Applicable Requirements. If required by the Flood Disaster Protection Act of 1973, as amended, or by the Investor, each Mortgaged Property is and will be covered by a flood insurance policy in an amount not less than the lesser of (i) the outstanding principal balance of the applicable Mortgage Loan, or (ii) the maximum amount of insurance that is available under the Flood Disaster Protection Act of 1973, as amended.


     4.9  Condition of Mortgaged Property; Casualties.

      (a) There exists no damage to any Mortgaged Property from fire, windstorm, earthquake, other casualty, environmental hazard, or any other circumstances or conditions that would cause any Mortgage Loan to become delinquent or otherwise materially and adversely affect the value or marketability of such Mortgage Loan or related Mortgaged Property. Notwithstanding anything to the contrary contained in this Section, to the extent that timely repairs are presently being undertaken utilizing casualty insurance proceeds pursuant to an insurance claim which is being timely processed with the insurance company, such repairs shall not constitute a breach of this warranty provided, however, that upon completion of such repairs, the collateral value of the repaired Mortgaged Property shall not be diminished materially from its value prior to such casualty loss.

     (b) There are (i) no uninsured casualty losses and (ii) no insured casualty losses relating to any Mortgaged Property where coinsurance has been, or Seller has reason to believe it will be, claimed by the insurance company or where the loss, exclusive of contents, is greater than the net recovery from the fire insurance carrier. Casualty insurance proceeds paid with respect to a Mortgage Loan have been used either to reduce the Mortgage Loan balance or for the purpose of making repairs to the Mortgaged Property. Unless such insurance proceeds have been used to reduce the Mortgage Loan balance, all damage with respect to which casualty insurance proceeds have been received by or through Seller has been properly repaired or is in the process of being repaired with such proceeds.


     4.10 Lien Priority; Title Insurance.

      As required by Applicable Requirements, a title policy, binding title commitment or attorney's opinion as to title, as the case may be, has been issued and is currently in effect for each Mortgage Loan insuring that the related Mortgage is a valid first lien on the Mortgaged Property which has not been modified, and that such Mortgaged Property is free and clear of all encumbrances and liens having priority over the first lien of the Mortgage, except for liens for real estate taxes and special assessments not yet due and payable and except for easements and restrictions of record identified in such title policy and such other matters as are permissible under Applicable Requirements.


     4.11 Condemnation; Forfeiture.

      Except as disclosed in Schedule 4.11 hereto, to the Knowledge of Seller, no Mortgaged Property has been or will be subject to an action seeking condemnation or forfeiture of such Mortgaged Property.


     4.12 Custodial Files.

      Except as disclosed in Schedule 4.12 hereto, the Custodial Files for each Mortgage Loan will contain, upon transfer of the Servicing Rights to Purchaser, all items required by applicable Investor regulations for the certification of each and every Pool, and each and every Pool will be in compliance with all applicable Investor requirements and guidelines. Except as disclosed in Schedule 4.12 hereto, all Pools have been certified in accordance with, and the securities backed by such Pools are issued on uniform documents promulgated in, the applicable Investor Guide without any material deviation therefrom. All Pools shall be, on the applicable Investor Approval Date, finally certified in accordance with applicable Investor requirements and procedures and Purchaser shall be under no obligation to accept Pools which have not been so certified. All Pools shall be, when transferred to Purchaser on the applicable Investor Approval Date, as applicable, eligible for recertification by Custodian (except, in the case of GNMA Pools only, for the preparation and recording, if necessary, of appropriate assignments of Mortgages from Seller to Purchaser and from Purchaser to GNMA), and Seller will be responsible for cure of any deficiencies necessary for recertification. The principal balances outstanding and owing on the Mortgage Loans in each Pool equal or exceed the amounts owing to the security holders of each Pool. It is understood that any deficiencies in the Pool certifications will be cured at the sole cost and responsibility of the Seller and in the time frame required under applicable Investor guidelines for such cure.





     4.13      FHLMC Notes.

     Subject to Applicable Requirements, original FHLMC Mortgage
Notes are held by FHLMC.


     4.14 Exception Loans.

      Except  as disclosed in Schedule 4.14 hereto, no  Mortgage
Loan  is  a  VA  vendee loan, an FHA Section 235  loan,  an  FHA
Section  203(k)  loan, an FmHA loan or a GNMA "Targeted  Lending
Initiative" (reduced guaranty fee) loan.


     4.15 Investor Repurchase and Indemnification.

     Except as disclosed in Schedule 4.15 hereto, as of the Sale Date, no Mortgage Loan is subject to (a) a pending request or initial inquiry relating to either repurchase or indemnification by an Investor; (b) an Investor indemnification agreement, and/or (c) an Investor determination of Significant Underwriting Deficiency.


     4.16 Fraud.

      To the Knowledge of Seller, as of the Sale Date, no fraudulent action, error, omission, misrepresentation, negligence, or similar occurrence with respect to a Mortgage Loan has taken place on the part of any person, including without limitation the Mortgagor, any appraiser, any builder or developer or any other party involved in (a) the origination of the Mortgage Loan or (b) the application of any insurance proceeds with respect to a Mortgage Loan, Mortgaged Property or REO Property.

                           ARTICLE V

          Representations and Warranties of Purchaser

      As an inducement to Seller to enter into this Agreement, Purchaser represents and warrants as follows, as of the Sale
Date, and as of the Physical Transfer Date:


     5.1  Due Incorporation and Good Standing.

     Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Pennsylvania. Purchaser is qualified to transact business in each jurisdiction in which such qualification is deemed necessary.


     5.2  Authority and Capacity.

      Purchaser has all requisite corporate power, authority and capacity to enter into this Agreement and the Interim Servicing Agreement and to perform the obligations required of it hereunder and thereunder. The execution and delivery of this Agreement and the Interim Servicing Agreement and the consummation of the transactions contemplated hereby and thereby, have each been duly and validly authorized by all necessary corporate action. This Agreement constitutes the valid and legally binding agreement of the Purchaser enforceable in accordance with its terms, subject to bankruptcy laws and other similar laws of general application affecting rights of creditors and subject to the application of the rules of equity, including those respecting the availability of specific performance.


     5.3  Effective Agreement.

      The execution, delivery and performance of this Agreement by Purchaser, its compliance with the terms hereof and the consummation of the transactions contemplated hereby will not violate, conflict with, result in a breach of, constitute a default under, be prohibited by or require any additional approval under its certificate of incorporation, bylaws, or any instrument or agreement to which it is a party or by which it is bound or which affects the Servicing, or any state or federal law, rule or regulation or any judicial or administrative decree, order, ruling or regulation applicable to it or to the Servicing, subject to obtaining the necessary Investor approval to the transfer of the Servicing.


     5.4  Approved Seller/Servicer.

      Purchaser is an approved FNMA and FHLMC Seller/Servicer, GNMA Issuer/Servicer, FmHA Servicer and VA and FHA mortgagee in good standing.


                           ARTICLE VI

                      Investor Approvals


     6.1  Seller's Obligations.

       (a) Seller shall request and shall do all things appropriate to secure the approval of the Investors to transfer the Servicing Rights, together with all Custodial Files and Escrow Accounts to Purchaser.

       (b) Seller shall satisfy all applicable Investor requirements to transfer effectively the Servicing Rights from Seller to Purchaser and pay and bear any and all fees imposed by Investors to effect the transfer, including, but not limited to, the transfer fee.

     (c) Seller will file for the period through and including the Transfer Cutoff Date all required reports including but not limited to reports to all governmental agencies having jurisdiction over the Servicing (including without limitation FHA and VA) and all appropriate PMI companies.


     6.2  Purchaser's Obligations.

      Purchaser shall cooperate with and assist Seller in obtaining the approval of the Investors, and shall provide all financial and other information typically required by the Investors for approval of a transfer of servicing.



                          ARTICLE VII


        Conditions Precedent to Obligations of Purchaser


      The obligations of Purchaser hereunder shall be subject to satisfaction of each of the following conditions:


     7.1  FNMA/FHLMC/GNMA Approvals.

      (a) Delivery by Seller to Purchaser of written approval from each of FNMA, FHLMC and GNMA for the transfer of the Servicing Rights (except for Subserviced Loans) from Seller to Purchaser prior to the related Physical Transfer Date; (b) Seller shall have obtained verbal approval from each of FNMA, FHLMC and GNMA for such transfer of Servicing Rights (except for Subserviced Loans) no later than fifteen (15) days prior to the related Physical Transfer Date; and (c) acceptance by Purchaser of any and all conditions or restrictions which may be imposed by FNMA, FHLMC and/or GNMA on the sale and assignment of Servicing Rights by Seller to Purchaser.

     7.2  Certifications.

      As of the related Physical Transfer Date, each Pool, the Servicing Rights to which are to be purchased by Purchaser and transferred to Purchaser on such Physical Transfer Date (but excluding Subserviced Loans) shall have been certified and shall be recertifiable by Purchaser's Custodian in accordance with all applicable Investor requirements and procedures (except, in the case of GNMA Mortgage Loans only, for assignments from Seller to Purchaser and from Purchaser to GNMA which are to be delivered following the applicable Investor Approval Date). Seller shall provide Purchaser with copies of such custodial certifications.


     7.3  Representations.

      The representations and warranties made by Seller in this Agreement are true and correct and shall continue to be true and correct in all material respects on the Sale Date and the Physical Transfer Date, unless stated to be made as of a different date.





     7.4  Compliance with this Agreement.

      All of the terms, covenants, and conditions of this Agreement (including the Transfer Instructions), and of the Interim Servicing Agreement, required to be complied with and performed by Seller at or prior to the Physical Transfer Date shall have been duly complied with and performed by such date.


     7.5  Interest Paid.

      As of the Physical Transfer Date and pursuant to the Transfer Instructions, Seller shall have paid interest on Escrow Accounts for the period ending on the Transfer Cutoff Date, to the extent required by Applicable Requirements, and shall have paid any interest shortfall between the amount of interest collected and the amount of interest required to be remitted to security holders, including without limitation interest payable on pay-offs and curtailments.


     7.6  Additional Documentation.

      Purchaser and Seller shall have approved and accepted any and all documentation which may be reasonably required to effectuate the sale and assignment of Servicing to Purchaser on or before the Sale Date.


     7.7  Documentation and Files; Compliance.

      Prior to the Sale Date, Purchaser shall have determined that

          (a) The books, records and accounts of Seller with respect to the Servicing are in order pursuant to Applicable Requirements, and the information provided to Purchaser in connection with the Servicing is true and correct;

          (b)    The  Mortgage  Loans  meet  Purchaser's  credit
          underwriting   and  quality  control  standards,   and
          Seller's  servicing  and  origination  practices   are
          satisfactory to Purchaser;

     (c)  The   terms  of  any  bond  and/or  Private   Investor
          Servicing Agreements are acceptable to Purchaser; and

     (d) Any pending class action litigation against Seller, and any settlement or consent decree entered into by Seller with respect to class action litigation, will not have a material adverse effect on the Servicing.


     7.8  Corporate Resolution.

      A Secretary's Certificate of Seller, together with a corporate resolution approving the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, in form and substance acceptable to Purchaser, shall be delivered to Purchaser no later than the Sale Date.


     7.9  Opinion.

      An Opinion of Counsel of the Seller and the Guarantor in the form attached as Exhibit G to this Agreement, shall be delivered to Purchaser no later than the Sale Date.


     7.10 UCC Search Results.

      (a) Seller shall have reimbursed Purchaser no later than the Sale Date for the actual costs of a Uniform Commercial Code search (including copies of all UCC financing statements disclosed by such search) made at the request of Purchaser at the office of the Secretary of State of the state in which the Seller maintains its principal place of business and chief financial office and/or such other state or county filing office as Purchaser shall designate.

      (b) In the event any UCC financing statement obtained by Purchaser pursuant to Section 7.10(a) shows Seller (or any Affiliate of Seller) as Debtor and refers or relates to, in the opinion of Purchaser and its counsel, any of the Seller's Servicing Rights or Escrow Accounts, Seller shall obtain from the Secured Party shown on such UCC financing statements and deliver to Purchaser on or before the Sale Date (i) a release or termination of such UCC financing statements in a form acceptable to Purchaser and the applicable filing office or (ii) a written agreement, in form and substance acceptable to Purchaser, to the effect that such Secured Party releases any right, title and interest it may have in the Servicing Rights and/or the Escrow Accounts.


     7.11 Material Adverse Change.

      On or before the Sale Date there shall not have occurred any event which constitutes a change in the Servicing, the Escrow Accounts, the Mortgage Loans, Seller's financial condition and/or its relationship with or authority from Investor, which change, in the judgment of Purchaser, materially and adversely affects Seller's ability to perform its obligations under this Agreement, including without limitation Seller's obligation to provide indemnification and/or repurchase pursuant to Article X. Purchaser acknowledges that Seller has advised it of Seller's and Seller's parent's announced intention to liquidate their assets and dissolve. Such actions shall not be deemed a default under this Agreement.


     7.12 Hart-Scott-Rodino.

     (a) Seller and its parent shall prepare and file, and shall in all respects cooperate with Purchaser and its parent in the preparation and filing of, any documents required in connection with providing notification to the Federal Trade Commission ("FTC") and the Antitrust Division of the Department of Justice of the transactions contemplated hereunder, and shall respond, or cooperate in responding, to any inquiry made by either with respect to such transactions; and (b) any waiting period following such a filing shall have expired without governmental action or shall be the subject of early termination by FTC.


     7.13 Limited Power of Attorney.

     A Limited Power of Attorney executed by Seller, in the form attached as Exhibit H to this Agreement, shall be delivered to Purchaser no later than the Sale Date.


     7.14 Guaranty.

      A  Guaranty executed by Guarantor, in the form attached as
Exhibit I to this Agreement, shall be delivered to Purchaser no later than the Sale Date.


     7.15 Officer's Certificate.

      An Officer's Certificate of a senior officer of the Seller in the form attached as Exhibit J to this Agreement, shall be delivered to Purchaser no later than the Sale Date.


     7.16 Non-satisfaction of Condition.

     In the event that Purchaser should become aware of facts or circumstances which would constitute nonsatisfaction of any of the foregoing conditions, Purchaser shall use its best efforts to provide Seller with written notice of such facts or circumstances within three (3) Business Days following its discovery thereof. Seller shall have an opportunity to cure such non-satisfaction for a cure period to be calculated as the lesser of (i) five (5) Business Days from Seller's receipt of such notice, or (ii) such lesser period as may be required by Applicable Requirements. In the event that Purchaser determines, upon the expiration of any applicable cure period hereunder, that the non-satisfaction of condition has not been cured to the satisfaction of Purchaser, Purchaser may terminate this Agreement. Upon such a termination, Seller shall promptly refund, by wire transfer of immediately available funds, any portion of the Purchase Price or any other amount paid by Purchaser to Seller hereunder together with interest calculated at the Interest Rate. Such interest shall cover the period commencing with the Day of Seller's receipt of the payments and ending the Day prior to Purchaser's receipt of the refund.


                          ARTICLE VIII

         Conditions Precedent to Obligations of Seller

      The obligations of Seller hereunder shall be subject to satisfaction of each of the following conditions:


     8.1  FNMA/FHLMC/GNMA Approvals.

      (a) Delivery by Seller to Purchaser of written approval from each of FNMA, FHLMC and GNMA for the transfer of the Servicing Rights (except for Subserviced Loans) from Seller to Purchaser prior to the related Physical Transfer Date; (b) Seller shall have obtained verbal approval from each of FNMA, FHLMC and GNMA for such transfer of Servicing Rights (except for Subserviced Loans) no later than fifteen (15) days prior to the related Physical Transfer Date; and (c) acceptance by Seller of any and all conditions or restrictions which may be imposed by FNMA, FHLMC and/or GNMA on the sale and assignment of Servicing Rights by Seller to Purchaser.


     8.2  Representations.

      The representations and warranties made by Purchaser in this Agreement are true and correct and shall continue to be true and correct in all material respects on the Sale Date and the Physical Transfer Date unless stated to be made as of a different date.


     8.3  Compliance with this Agreement.

      All of the terms, covenants, and conditions of this Agreement, including the Transfer Instructions, required to be complied with and performed by Purchaser at or prior to the Physical Transfer Date shall have been duly complied with and performed by such date.


     8.4  Additional Documentation.

      Purchaser and Seller shall have approved and accepted any and all documentation which may be reasonably required to effectuate the sale and assignment of Servicing to Purchaser on or before to the Sale Date.




     8.5  Corporate Resolution.

      A Secretary's Certificate of Purchaser, together with a corporate resolution approving the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby shall be delivered to Seller no later than the Sale Date.


     8.6  Opinion.

      An Opinion of Counsel of Purchaser in the form attached as Exhibit K to this Agreement, shall be delivered to Seller no later than the Sale Date.


     8.7  Hart-Scott-Rodino.

      (a) Purchaser and its parent shall prepare and file, and shall in all respects cooperate with Seller and its parent in the preparation and filing of, any documents required in connection with providing notification to the Federal Trade Commission ("FTC") and the Antitrust Division of the Department of Justice of the transactions contemplated hereunder, and shall respond, or cooperate in responding, to any inquiry made by either with respect to such transactions; and (b) any waiting period following such a filing shall have expired without governmental action or shall be the subject of early termination by FTC.


     8.8  Non-satisfaction of Condition.

      In the event that Seller should become aware of facts or circumstances which would constitute nonsatisfaction of any of the foregoing conditions, Seller shall use its best efforts to provide Purchaser with written notice of such facts or circumstances within three (3) Business Days following its discovery thereof. Purchaser shall have an opportunity to cure such non-satisfaction for a cure period to be calculated as the lesser of (i) five (5) Business Days from Purchaser's receipt of such notice, or (ii) such lesser period as may be required by Applicable Requirements. In the event that Seller determines, upon the expiration of any applicable cure period hereunder, that the non-satisfaction of condition has not been cured to the satisfaction of Seller, Seller may terminate this Agreement. Upon such a termination, Purchaser shall promptly refund, by wire transfer of immediately available funds, any amount paid by Seller to Purchaser hereunder together with interest calculated at the Interest Rate. Such interest shall cover the period commencing with the Day of Purchaser's receipt of the payments and ending the Day prior to Seller's receipt of the refund.



                           ARTICLE IX

                           Covenants


     9.1  Mutual Cooperation.

      To the extent possible, the parties hereto shall cooperate and assist each other, as requested, in carrying out the other's covenants, agreements, duties and responsibilities under this Agreement and in connection therewith shall execute and deliver all such documents and instruments and shall take such further actions as shall be necessary and appropriate in the furtherance thereof. The parties agree to use best efforts to effectuate the transfer of Servicing contemplated herein in accordance with MBA approved industry standards for servicing transfers, and with Investor requirements for the transfer of servicing.


     9.2  Assignments.

      Seller shall take such actions as may be necessary to transfer all its right, title, and interest in and to the Mortgage Loans and the Servicing to Purchaser, including but not limited to assigning the Mortgages securing the Mortgage Loans to Purchaser in accordance with the specifications of the Transfer Instructions, procuring recorded intervening assignments of Mortgages from prior servicers or third party originators to Seller, or other transfer documents, as needed, preparing, filing and recording all assignments of Mortgages from Seller to Purchaser as required, preparing and executing all assignments of Mortgages from Purchaser to Investor, in recordable form, on Purchaser's behalf as required, and properly endorsing the Mortgage Notes to Purchaser without recourse.

     9.3  Transfer Costs.

      Seller shall pay all costs associated with the transfer of the Servicing to Purchaser, including without limitation, (a) costs of securing Investor approval, and of any transfer fees due Investors; (b) custodian fees through the applicable Investor Approval Date; (c) costs related to compliance with
Section 9.2 above; (d) costs of transfer of each Custodial File to Custodian (excluding Purchaser's custodial fees); (e) any costs associated with the Seller's obligation to complete the automated transfer of Servicing to Purchaser, including but not limited to Seller's data processing costs with respect to preparation of the Electronic Data File and conversion of Mortgage Loan Files (including tax and insurance information) to Purchaser's data processing system; (f) costs of delivery of Mortgage Loan Files and information to Purchaser, and (g) costs associated with preparation and submission by Seller of transfer notifications to hazard/flood carriers, PMI carriers, Pool insurers, Mortgagors (other than Purchaser's welcome letters), tax authorities, tax service companies, HUD, FHA, FmHA and VA.


     9.4  Tax Service Contracts.

      Seller shall provide life of loan transferable tax service contracts from Transamerica or First American with respect to all Mortgage Loans transferred to Purchaser, and shall comply with those provisions of the Transfer Instructions pertaining to tax service contracts.


     9.5  Form 1099, Form 1098-Seller's Obligation.

      Seller shall mail, on or before the date required by law, IRS Form No. 1099 to all parties entitled to receive interest on Escrow Accounts for the period of January 1, 1997 through the Transfer Cutoff Date, where applicable, as well as IRS Form No. 1098 to each Mortgagor for the period from January 1, 1997 through the Transfer Cutoff Date. Seller will file all required reporting with the IRS, including without limitation IRS Form No. 1041 and IRS Form K-1 where applicable, on or before the date required by law for the period from January 1, 1997 through the Transfer Cutoff Date. Seller shall provide Purchaser with microfiche copies of all forms filed under this section with respect to Mortgage Loans.


     9.6  Form 1099, Form 1098-Purchaser's Obligation.

      Purchaser shall mail, on or before the date required by law, IRS Form No. 1099 to all parties entitled to receive interest on Escrow Accounts for the period from the Transfer Cutoff Date through December 31, 1997, where applicable, as well as IRS Form No. 1098 to each mortgagor from the Transfer Cutoff Date through December 31, 1997. Purchaser shall file all required reporting with the IRS, including without limitation IRS Form No. 1041 and IRS Form K-1 where applicable, on or before the date required by law, for the period from the related Physical Transfer Date through December 31, 1997.


     9.7  Reimbursement of Costs and Expenses.

      Seller shall reimburse Purchaser for its reasonable costs and expenses incurred which are necessary (a) to bring the Servicing into compliance with the Transfer Instructions or applicable Investor specifications, or (b) to resolve servicing issues arising prior to the Physical Transfer Date. In addition, in the event that any advance reimbursed to Seller pursuant to
Section 2.4 is subsequently reasonably determined to be non-recoverable under Applicable Requirements, Seller shall reimburse Purchaser in the amount of such advance.

     9.8  Payment of Interest.

      Seller shall be responsible through the Transfer Cutoff Date for (a) payment of any interest on Escrow Accounts, to the extent required by law, and for posting such payments to individual Mortgagors' accounts, and (b) payment of any interest shortfall between the amount of interest collected and the amount of interest required to be remitted to Investors, including without limitation interest payable on pay-offs and curtailments, where applicable.


     9.9  Post-transfer Payments.

      All monies received by Seller after the Physical Transfer Date relating to the Mortgage Loans and the Escrow Accounts shall be promptly turned over to Purchaser for distribution in accordance with the respective Servicing Agreements and until so remitted shall be held in trust for Purchaser and segregated from all other assets of Seller.


     9.10 Retention of Documents; Post-transfer Support.

      Subsequent to the Physical Transfer Date, Seller will provide for Purchaser, upon request, history ledgers, canceled checks, vouchers, bills and other pertinent documents to assist Purchaser in disputes with outside agencies (e.g., taxing authorities, PMI companies, hazard insurance companies, etc.). Seller shall provide such documentation within ten (10) days of written request by Purchaser. Following the Physical Transfer Date, Seller shall make available servicing personnel qualified to assist Purchaser in the resolution of post-transfer issues. In addition, Seller shall dedicate sufficient personnel to complete recertification of Mortgage Loan Pools subject to Applicable Requirements.


     9.11 FHLMC Quality Control Program.

      Seller covenants and agrees that within five (5) Business Days after the Physical Transfer Date, Seller shall provide Purchaser with records of any quality control findings, along with documentation of any corrective action taken, reported to FHLMC for any Mortgage Loans included in the transfer which were originated within three (3) years prior to the Physical Transfer Date. This requirement is pursuant to Sections 48.1-48.12 of the FHLMC Sellers' and Servicers' Guide (the "Guide"), as amended from time to time.

                           ARTICLE X

                        Indemnification


     10.1 Indemnification by Seller.

     Seller shall indemnify and hold Purchaser harmless from and against, and shall reimburse Purchaser for, any losses, damages, deficiencies, claims, liabilities, causes of action or expenses of any nature (including reasonable attorneys' fees and costs, and/or Purchaser's direct internal costs) incurred by Purchaser before or after the Physical Transfer Date which:

     (a) Result from any breach of any representation and/or warranty by Seller, or the nonfulfillment of any covenant (including without limitation those contained in the Transfer Instructions) or condition of Seller contained in this Agreement, or in any exhibit, schedule, statement or certificate furnished by Seller pursuant to this Agreement. Seller shall indemnify Purchaser as set forth in this
     Section 10.1 for breaches of representations and warranties regardless of any qualifications as to the Knowledge of Seller concerning the truth or accuracy of such representations and warranties when made.

     (b) Result from any Defect in any Mortgage Loan existing as of the Sale Date (including those Defects subsequently discovered), or as a result of any act or omission of Seller prior thereto;

     (c) Result from any and all items listed as exceptions to Seller's representations and warranties on the Schedules attached to, or otherwise made a part of, this Agreement
     (including without limitation updated Schedules); or

     (d) Result from Seller's failure to comply with any bulk transfer or similar statutory provisions in effect in any applicable jurisdiction; or

     (e) Result from receipt of a VA No-Bid Instruction with respect to a Mortgage Loan within two (2) years following the Sale Date. Notwithstanding anything to the contrary contained in this section, upon notification of VA's intent to No-Bid a Mortgage Loan within the applicable timeframe, Purchaser shall buy down the principal balance of such Mortgage Loan in, and Seller's indemnification obligation under this Section 10.2(e) shall be limited to, an amount necessary to avoid the VA No-Bid. Seller shall reimburse Purchaser for the amount of such VA buy-down within five
     (5) Business Days following its receipt of notice of the buy-down from Purchaser, which notice shall be accompanied by information sufficient to permit the Seller to verify the calculation of the buy-down amount.




     10.2 Repurchase/Purchaser's Remedies.

     (a)

               (i) If, at the applicable Investor Approval Date, or subsequent thereto but prior to recertification by the Custodian, there is a
               Defect in any Mortgage Loan or Pool which constitutes a breach of the representations and warranties made in Section 4.12 of the Agreement (a "Certification Defect"), Seller shall use its reasonable best efforts to cure, to Investor's satisfaction, such Certification Defect as soon as reasonably practicable, but not later than the one hundred eighty (180) days from the applicable Investor Approval Date or such earlier date as may be required under Applicable Requirements, such cure period subject to extension by consent of the Purchaser, which consent shall not unreasonably be withheld. To the extent that any Certification Defect should remain uncured for a period of more than 180 days following the applicable Investor Approval Date, Seller shall, commencing on such 180th day, pay Purchaser an administrative charge of Five Dollars ($5.00) for each month in which such Certification Defect remains uncured. Seller agrees to notify Purchaser as soon as is reasonably practicable if such Certification Defect is not curable. If the Certification Defect is not cured by the applicable recertification deadline, Purchaser shall have the remedies set forth in this Article X including without limitation rights of repurchase (at the Repurchase Price) and indemnification.

               (ii) In addition, in the event that any Investor should, as a result of an uncured Certification Defect, require that Purchaser post a letter of credit or performance bond with respect to the related Pool (in addition to other Pools serviced by Purchaser), Seller shall pay all of
               Purchaser's out-of-pocket costs and expenses incurred in connection with posting such letter of credit or performance bond. In the event that any Investor should, as a result of an uncured Certification Defect, require that Seller post a letter of credit or performance bond with respect to the related Pool, Seller shall post such letter of credit or performance bond, at Seller's cost and in a form acceptable to Investor.

          (iii) In the event that any Pool comprised of Subserviced Loans is not finally certified by the Certification Cutoff Date, the Subserviced Loans comprising such Pool and all of Purchaser's right, title and interest in and to such Pool will be physically transferred by Purchaser to Seller or its designee, and Seller will pay to Purchaser within thirty (30) days following the Certification Cutoff Date (A) all out-of-pocket costs and expenses associated with such transfer and (B) the percentage paid of the product of the outstanding unpaid principal balance of each such Subserviced Loans as of the Certification Cutoff Date and the GNMA Purchase Price Percentage, subject to adjustment to reflect any Purchase Price reduction made as of the Sale Date with respect to such Subserviced Loan pursuant to
               Section 2.5(a)(2) or 2.5(a)(3) of the Agreement. Notwithstanding anything to the contrary contained herein, Seller shall have the right to avoid repurchase of any Pool under this Section 10.2(a)(3) by repurchasing from the Investor, at Seller's option, individual Subserviced Loans for the purpose of facilitating final certification of such Pool, provided that any repurchase of individual Subserviced Loans must occur within a timeframe sufficient to allow final certification of the Pool not later than the Certification Cutoff Date.


     (b) Notwithstanding anything to the contrary contained hereinabove, in the event of a PMI denial or rescission of coverage, an Investor repurchase or make-whole request, or an Investor determination of Significant Underwriting Deficiency with respect to a Mortgage Loan, which results from the origination, delivery or servicing of the Mortgage Loan prior to the Physical Transfer Date, Purchaser shall use its best efforts to provide Seller with written notice of such denial, rescission, request or determination within five (5) Business Days following Purchaser's receipt of such notice, provided, however, that failure by the Purchaser to give such notice shall not relieve the Seller from any liability it shall otherwise have pursuant to this Agreement except to the extent that the Seller is materially prejudiced by such failure. The Seller shall have the burden of establishing such prejudice by a preponderance of the evidence. Seller shall have an opportunity to cure the defect or condition giving rise to such denial, rescission, request or determination and/or negotiate with the applicable Investor or PMI carrier for a cure period to be calculated as the lesser of sixty (60) days from Seller's receipt of such notice, or such lesser period as may be required by the applicable Investor or PMI carrier. If, upon expiration of any applicable cure period, such defect or condition has not been cured, then Seller shall, at Purchaser's option, (i) repurchase the related Mortgage Loan or Mortgage Loans for, or, in the case of an Investor make-whole request pay to Purchaser, the Repurchase Price, (ii) subject to Investor consent, repurchase the Servicing Rights pertaining to the related Mortgage Loan or REO Property at a price to be calculated as the product of the Purchase Price Percentage and the then-outstanding unpaid principal balance of such Mortgage Loan or REO Property plus an administrative fee in the amount of Five Hundred Dollars ($500.00), or (iii) in the case of a Significant Underwriting Deficiency, agree to provide the remedy described in subsection (i) above upon demand by Purchaser at such future time as Purchaser may, in its sole discretion, elect. Notwithstanding anything to the contrary contained in this section, any failure by Purchaser to provide timely notice to Seller of any such denial, rescission, request or determination affecting a Mortgage Loan shall not in any event be construed to limit remedies available to Purchaser under Section 10.1 of the Agreement except to the extent that the Seller is materially prejudiced by such failure. The Seller shall have the burden of establishing such prejudice by a preponderance of the evidence.

     (c) Seller shall, within thirty (30) Business Days of repurchase of a Mortgage Loan or REO Property under sub-section (a) or (b) above, assume servicing responsibilities or provide for transfer of Servicing with respect to such repurchased Mortgage Loan or REO Property to a fully qualified and approved servicer. In the event of repurchase, Purchaser shall, upon receipt of the Repurchase Price, assign and deliver the related Mortgage Loan Documents to Seller. If Seller fails to repurchase a defective Mortgage Loan or REO Property at the time and in the manner provided in this Section, Purchaser shall have all other rights and remedies provided in this Agreement or by law or equity.


     (d) In the event that Seller should fail to make any payment to Purchaser required to be made pursuant to this
     Article X within thirty (30) days following demand therefor, or within such other timeframe as may be specified under the applicable provisions of Section 10.1 or Section 10.2, interest shall accrue on such payment, to be compounded daily at the Interest Rate plus 200 basis points, from the date of demand until such payment is received by Purchaser.

     10.3 Indemnification by Purchaser.

     Purchaser shall indemnify and hold Seller harmless from and shall reimburse Seller for any losses, damages, deficiencies, claims, causes of action or expenses of any nature (including reasonable attorneys' fees and costs) incurred by Seller and arising after the Physical Transfer Date which:

     (a) Result from any misstatement or misrepresentation made by Purchaser in this Agreement;

     (b) Result from any breach of warranty by Purchaser, or the nonfulfillment of any covenant of Purchaser contained in this Agreement, or in any exhibit, schedule, statement or certificate furnished by Purchaser pursuant to this Agreement; or

     (c) Result from Purchaser's failure to service any transferred Mortgage Loan after the Physical Transfer Date in accordance with Applicable Requirements in any material respect.



     10.4 Limitation of Liability.

     (a) Except as provided in Section 10.4(b) below, the obligations of the parties under this Article X shall be limited to the seven (7) year period following the Sale Date.


     (b) Notwithstanding anything to the contrary contained herein, the obligations of Seller under this Article X shall continue in full force and effect with respect to any Mortgage Loan which, on or before the seven-year anniversary of the latest Physical Transfer Date to occur, becomes the subject of an agreement to indemnify the related Investor for losses, damages, costs and/or expenses occurring as a result of Defects in the origination, delivery and/or servicing (prior to the related Physical Transfer Date) of such Mortgage Loan.



                           ARTICLE XI


                         Miscellaneous


     11.1 Costs and Expenses.

      Except as otherwise provided herein, each party shall be responsible for its accounting, legal and related costs and expenses incurred with respect to the transfer of Servicing, including without limitation costs and expenses incurred in compliance with the provisions of Section 7.12 or 8.7 hereof, as the case may be.


     11.2 Confidentiality of Information.

      Seller and Purchaser and their Affiliates shall, and shall cause their respective directors, officers, employees and authorized representatives to hold in strict confidence and not use or disclose to any other party without the prior written consent of the other party all information concerning customers (including customer lists in any form whatsoever) or proprietary business procedures, servicing fees or prices, policies or plans of the other party or any of its Affiliates received by them from the other party in connection with the transactions contemplated hereby, except to the extent that such disclosure is required by applicable law or the legal process.


     11.3 Broker's Fees.

      Seller shall be responsible for fees due Bayview Financial Trading Group Inc.. Each party hereto represents and warrants to the other that it has made no agreement to pay any agent, finder, or broker or any other representative, any fee or commission in the nature of a finder's or originator's fee arising out of or in connection with the subject matter of this Agreement, except for such fees as may be payable to Bayview Financial Trading Group Inc. by Seller, and both the parties hereto covenant with each other and agree to indemnify and hold each other harmless from and against any such obligation or liability and any expense incurred in investigation or defending (including reasonable attorneys' fees) any claim based upon the other party's actions in connection with such obligation.


     11.4 No Solicitation.

        (a) Seller agrees neither to solicit, nor assist in the solicitation, directly or indirectly, for any purpose including without limitation refinance, home equity or insurance, any of the Mortgage Loans. Seller shall not provide a listing of Mortgagors to any third party. It is understood and agreed that promotions undertaken by the Seller which are directed to the general public at large, including without limitation mass mailings based on commercially acquired mailing lists, and newspaper, radio and television advertisements, shall not constitute solicitation hereunder.

     (b) Seller further agrees to use its best efforts to cause any Affiliate or originator and/or prior servicer of the Mortgage Loans to refrain from taking any action which is prohibited under this section with respect to the Mortgage Loans and/or Mortgagors.

      (c) Seller agrees to refrain from engaging in any program to recover accrued late charges with respect to Mortgage Loans, other than in the normal course of servicing or customary past practices as disclosed to Purchaser prior to the Sale Date.


     11.5 Survival.

       Each party hereto covenants and agrees that the representations and warranties, covenants and obligations contained in Articles III through V, IX, X and Sections 11.2 through 11.4 of this Agreement, and in any document delivered or to be delivered pursuant hereto, shall survive both the execution hereof, and the Physical Transfer Date, and any inspection, investigation, or determination made by, or on behalf of, either party, for a period of seven (7) years commencing on the Sale Date, except as otherwise provided in
Section 10.4(b) of the Agreement.


     11.6 Notices.

      All notices, requests, demands and other communications which are required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been duly given if personally delivered, sent by overnight courier, or mailed by certified mail, return receipt requested, postage prepaid, or transmitted by facsimile and confirmed by a similar mailed writing:

     (a)   If to the Purchaser, to:

                         GMAC Mortgage Corporation
                         100 Witmer Road
                         Horsham, PA  19044-0963
                         Attention: Chief Financial Officer
               Fax: (215) 682-1467

               with a copies to:

                         Glen W. Snyder
                         General Counsel
                         GMAC Mortgage Corporation
                         100 Witmer Road
                         Horsham, PA  19044-0963
               Fax: (215) 682-1467

          and

               GMAC Mortgage Corporation
               3451 Hammond Avenue
               Waterloo, IA  50702
               Attention: General Manager
               Fax: (319) 236-5175

     (b)   If to Seller, to:

               Harbourton Mortgage Co., L. P.
               2530 South Parker Road
               Fifth Floor
               Aurora, CO  80014
               Attention: President

          and

                         Harbourton Mortgage Co., L. P.
                         601 Fifth Avenue
                         Scottsbluff, NE 69361
                         Attention: Servicing Manager

          and

               Lowenstein, Sandler, Kohl, Fisher & Boylan
               65 Livingston Avenue
               Roseland, NJ  07068-1791
               Attention: Allen B. Levithan, Esquire


or to such other address as Purchaser or Seller shall have specified in writing to the other.



     11.7 Applicable Law.

       The construction of this Agreement and the rights, remedies, and obligations arising by, under, through, or on account of it shall be governed by the laws of the United States of America and, where applicable, the Commonwealth of Pennsylvania.


     11.8 Entire Agreement.

      This Agreement, the Interim Servicing Agreement and the Subservicing Agreement, including the Exhibits, Schedules and certifications hereto and thereto, all of which are incorporated herein by reference, embodies the entire agreement between the parties as to the subject matter of the Agreement, and supersedes all prior agreements and understandings relating to the subject matter of the Agreement. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, THIS AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AS TO THE SUBJECT MATTER OF THE AGREEMENT, AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES; AND THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.


     11.9 Modification.

      This Agreement may not be changed orally but only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification, or discharge is sought. Subject to the foregoing, any of the terms or conditions of this Agreement may be waived or modified at any time by the party entitled to the benefit thereof, but no such waiver, express or implied, shall affect or impair the right of the waiving party to require observance, performance, or satisfaction of either (1) the same term or condition as it applies on a subsequent or previous occasion or (2) any other term or condition hereof.


     11.10  Third Party Beneficiaries.

      This  Agreement is intended for the benefit of the parties
hereto  only.   There  shall  be no  third  party  beneficiaries
hereof.


     11.11  Construction.

       In construing the words of this Agreement, plural constructions shall include the singular, and singular constructions shall include the plural. The words "herein", "hereof", and other similar compounds of the word "here" shall mean and refer to this entire Agreement, not to any particular provision, section, or subsection of it. This Agreement constitutes a negotiated document. In case of any alleged ambiguity in any term of this Agreement, such term shall not be construed in favor of or against either party by reason of the participation of such party or its attorneys in the negotiation or drafting of this Agreement.

     11.12  Captions.

      Paragraph captions in this Agreement are for ease of reference only and shall be given no substantive or restrictive meaning or significance whatsoever.


     11.13  Counterparts.

     This Agreement may be executed in two counterparts, each of which shall be an original regardless of whether all parties sign the same document. Regardless of the number of counterparts, they shall constitute only one agreement. It shall not be necessary in making proof of this Agreement to produce or account for more than one counterpart.


     11.14  Attorneys' Fees.

      If any action of law or in equity, including an action for declaratory relief, is brought to enforce or interpret the provisions of this Agreement, the prevailing party shall be entitled to recover reasonable attorneys' fees and costs from the other party. Such fees may be set by the Court in the trial of such action or may be enforced in a separate action brought for that purpose. Such fees shall be in addition to any other relief that may be awarded.


     11.15  Binding Effect.

     This Agreement shall inure to the benefit of and be binding upon the parties hereto and their successors and permitted assigns. Nothing in this Agreement, express or implied, is intended to confer on any person other than the parties hereto and their successors and permitted assigns, any rights, obligations, remedies or liabilities.


     11.16     Assignment.

      Each party to this Agreement may assign its rights and obligations hereunder only after receiving, in writing, consent to such assignment by the other party hereto.







     11.17       Public Announcement.

     The timing and content of any press release or other public announcement relating to the transactions contemplated by this Agreement shall be subject to the approval of Seller and Purchaser.


     IN WITNESS WHEREOF, each of the undersigned parties to this Purchase and Sale Agreement has caused this Purchase and Sale Agreement to be duly executed in its corporate name by one of its duly authorized officers, all as of the date first above written.


                                   "PURCHASER"

ATTEST:                       GMAC MORTGAGE CORPORATION

______________________                                       By:
____________________________

                              Its: ___________________________



                                   "SELLER"

ATTEST:                       HARBOURTON MORTGAGE CO., L. P.

______________________               By:   Harbourton    Funding
Corporation,
                                   its general partner


                              By: ___________________________

                              Its: ___________________________





                 LIST OF SCHEDULES AND EXHIBITS

Schedule 1.50  Schedule of Subserviced Loans

Schedule 3.6   Schedule of Litigation

Schedule 3.11  Schedule of Recourse Servicing

Schedule        4.11         Schedule         of
Condemnation/Forfeiture Proceedings

Schedule 4.12  Schedule of Uncertified Pools

Schedule 4.14  Schedule of Exception Loans

Schedule 4.15  Schedule of Investor Indemnification Agreements


Exhibit A      Schedule of Mortgage Loans
            A-1                     Schedule  of
Delinquent Loans
            A-2                     Schedule  of
Deduction Loans

Exhibit   B                        Contents   of
Mortgage Loan Files

Exhibit C      Summary of Pools

Exhibit D      Transfer Instructions

Exhibit E      Interim Servicing Agreement

Exhibit    F                        Subservicing
Agreement

Exhibit G      Seller's Opinion of Counsel

Exhibit   H       Seller's  Limited   Power   of
Attorney

Exhibit     I                           Seller's
Guaranty

Exhibit     J                           Seller's
Officer's Certificate

Exhibit K      Purchaser's Opinion of Counsel
            EXHIBIT B TO PURCHASE AND SALE AGREEMENT

                 Contents of Mortgage Loan Files

Mortgage Loan Files (where applicable, original microfiche files or hard copy files) shall include, without limitation the following:

     a)  All applicable origination documentation including:
         Transmittal Summary FNMA/FHLMC Form 1008
         Loan Application Form 1003 (initial and final
            signed application)
         Credit Report
         Final Truth-in-Lending Disclosure Statement
         Verification of Employment
         IRS Form 4506 for self-employed borrowers (Request
          for copy of Tax Form)
         Verification of Deposit
         HUD 1 on previous property, if applicable
         HUD 1/Settlement Statement on subject property
           Appraisal
         Satisfactory Completion Certificate Form 442, if
            applicable
           Executed Sales Contract;

     b)   Copy of Note with Note Addenda, if applicable;

     c)   Original limited power of attorney, if applicable;

     d) Original recorded Mortgage/Deed of Trust or copy of the original, certified by the recording agency to be a true and exact copy of the recorded document;

     e)   Original or duplicate original final Title Policy;

     f)   Original or copy of PMI Certificate (may be on fiche);

     g)   Original or duplicate original LGC/MIC;

     h) Original recorded intervening Assignment (FNMA A/A and MRS and FHLMC);

     i) Abstract of Title - in states where required other than those where evidence exists indicating sent to borrower;
and

     j)   Previous assumption information, if applicable.

            EXHIBIT E TO PURCHASE AND SALE AGREEMENT

               Form of Interim Servicing Agreement



                   INTERIM SERVICING AGREEMENT

     INTERIM SERVICING AGREEMENT dated as of April 30, 1997, by and between Harbourton Mortgage Co., L. P., ("Servicer") a Delaware limited partnership with its principal office located at 2530 So. Parker Road, 5th Floor, Aurora, Colorado 80014, and GMAC Mortgage Corporation ("GMACM"), a Pennsylvania corporation with its principal office located at 100 Witmer Road, Horsham, Pennsylvania 19044-0963.

                            Recitals

     1. Servicer and GMACM entered into a Purchase and Sale Agreement dated as of April 30, 1997 (the "Agreement"), pursuant to which Servicer will sell, assign, convey, transfer and deliver to GMACM on the Sale Date (as defined in the Agreement) all beneficial right, title and interest in and to the Servicing Rights, as defined in the Agreement.

     2. The parties mutually acknowledge that the transaction contemplated by the Agreement is subject to prior approval by the Investors. Until such approvals are obtained, Servicer shall retain record title to the Servicing Rights and the related primary obligations to the Investors as servicer of the Servicing. Accordingly, GMACM will be unable to assume and perform the Servicing and other obligations under the Servicing Agreements before the Physical Transfer Date.

          NOW, THEREFORE, in consideration of the mutual promises contained herein and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1.   Definitions.  For purposes of this Interim Servicing
Agreement (the "Interim Servicing Agreement"), unless otherwise indicated, all terms shall have the meanings defined in the Agreement.

     2. Term. The term of this Interim Servicing Agreement shall commence as of the Sale Cutoff Date and shall terminate as provided by Section 8 herein.

     3.   Relationship of Servicer and GMACM.

          (a) Except as specifically provided herein, in performing its duties and obligations hereunder, Servicer is an independent contractor and not an agent of GMACM.

          (b) The parties acknowledge that all beneficial right, title and interest in and to the Servicing after the Sale Date and through the Physical Transfer Date was conveyed to GMACM pursuant to the Agreement, notwithstanding that record title to the Servicing, along with all obligations to any Investor, and all Mortgage Loan Documents necessary for the performance of such obligations shall remain in the possession of Servicer during the term hereof to facilitate the performance of servicing activities described herein.

          (c) Servicer acknowledges that the Escrow Accounts and any collections Servicer may receive on the Mortgage Loans serviced pursuant to Servicing Agreements during the term of this Interim Servicing Agreement ("Serviced Loans") are for the account of the Investors or of GMACM as their interests may appear. For convenience of administration, the balances in the Escrow Accounts and any collections may continue to be held in the bank accounts heretofore employed by Servicer for such purpose under the Servicing Agreements, provided that such funds shall be maintained in accordance with Investor regulations, and shall not be commingled by Servicer with its own funds.

          (d) Servicer agrees to service the Serviced Loans in accordance with Applicable Requirements. Servicer shall employ the same standard of care in performing its duties pursuant to this Interim Servicing Agreement as it exercises in servicing loans for its own account, and shall adhere to recognized industry standards for servicing of mortgage loans. Servicer shall bear all costs of servicing the Serviced Loans.

          (e) Servicer shall be responsible for payment of any interest on Escrow Accounts, to the extent required by law, and of any interest shortfall between the amount of interest collected and the amount of interest required to be remitted to Investors, including without limitation interest payable on pay-offs and curtailments, and custodial charges, where applicable, up to the Physical Transfer Date.

          (f) Servicer shall maintain and employ throughout the term hereof a sufficient number of qualified employees to perform the servicing activities to be carried out hereunder in an efficient and professional basis as carried out by Servicer when it was the owner of the Servicing. If necessary to perform its duties hereunder, Servicer shall employ additional or more qualified personnel. Servicer shall maintain throughout the term hereof physical facilities from which the servicing activities can be performed in a manner consistent with the foregoing.

     4.   Servicing Activities.  During the term of this Interim
Servicing Agreement:

          (a) Collections. Servicer shall on behalf of GMACM, diligently collect all payments due by obligors to Investors and GMACM under the Serviced Loans as they become due, including but not limited to (i) principal, (ii) interest, (iii) advances for hazard insurance premiums, payments with regard to prior liens, taxes, legal fees, foreclosure costs, and other miscellaneous advances, (iv) late charges, (v) NSF charges, and (vi) payments for optional insurance premiums, such efforts to include but not be limited to the specific duties set forth herein.

          (b) Servicing Fee Remittances. During the Interim Servicing Period, Servicer shall remit to GMACM any and all net servicing fees earned by Servicer within five (5) Business Days after the related Investor reporting cutoff, net of guaranty fees and fees due Servicer as compensation for servicing the loans, and provide GMACM with supporting documentation in substantially the form of Attachment A.

          (c) Investor Remittance and Reporting. Servicer shall remain responsible for Investor reporting and remittances for monthly activities through the Transfer Cutoff Date.

          (d) Payment of Property Insurance Premium. Servicer shall pay, prior to the Physical Transfer Date, all property insurance premiums due prior to the Physical Transfer Date as well as any due within thirty (30) days after the Physical Transfer Date; provided that Servicer shall have received invoices or statements therefor not less than three (3) Business Days prior to the Transfer Cutoff Date.

          (e) Property Taxes. Servicer shall pay, when due, all tax bills (including all interest, late payments, and penalties in connection therewith) issued by a taxing authority due prior to the Physical Transfer Date as well as any due within thirty (30) days after the Physical Transfer Date; provided that Servicer shall have received invoices or statements therefor not less than three (3) Business Days prior to the Transfer Cutoff Date.

          (f) Acceptance of Payments. Servicer shall not accept with respect to a Mortgage Loan any payments insufficient to maintain or restore the Mortgage Loan to a state of currency, except as required or permitted by Applicable Requirements. Except as required or permitted by Applicable Requirements, Servicer shall not reduce the principal balance of any of the Mortgage Loans with any funds except funds received from the Mortgagor for such purposes. The parties shall use their best efforts to communicate and respond with respect to workout situations involving Mortgagors.

          (g) Misapplied Payments. "Misapplied payment" shall mean a Mortgagor payment for which funds have been deposited in an incorrect Escrow Account or applied to an incorrect Mortgagor's account. The existence of a canceled Mortgagor check bearing the endorsement of Servicer, for which funds have not been allocated to the proper Escrow Accounts, shall be considered conclusive evidence of a misapplied payment. Misapplied payments shall be processed as follows:

                    (i)  Both parties shall cooperate in
               correcting misapplication errors.

                    (ii) The party receiving notice of a
               misapplied payment occurring prior to the Physical Transfer Date and discovered after the Physical Transfer Date shall immediately notify the other party.

                    (iii)     If a misapplied payment cannot be
               identified by either party and said misapplied payment has resulted in a shortage in a Mortgage account, Servicer shall be liable for the amount of such shortage. Servicer shall reimburse GMACM for the amount of such shortage within fifteen
               (15) days after receipt of written demand therefor from GMACM.

                    (iv) If a misapplied payment has created an
               improper Purchase Price as the result of an inaccurate outstanding principal balance, a check shall be issued to the party shorted by the improper payment application within three (3) Business Days after the month-end in which notice and correction thereof was made by the other party.

                    (v)  Any check issued under the provisions
               of this Paragraph shall be accompanied by a statement indicating the purpose of the check, the mortgagor and property address involved, and the corresponding Servicer and/or GMACM account number.

     5.   Foreclosure.  During the term of this Interim
Servicing Agreement, Servicer agrees to take the following actions as independent contractor with respect to defaulted items of the Serviced Loans:

          (a) On or prior to the Sale Date, Servicer shall consult with GMACM to determine in whose name foreclosure proceedings should be instituted during the term of this Agreement.

          (b) Servicer shall perform with respect to the Serviced Loans all foreclosure activities, in addition to those specified herein, as required by the Servicing Agreements.

     6. Insurance. Servicer shall maintain at its expense and keep in effect through out the term hereof, fidelity bond and errors and omissions coverage covering all its employees handling funds, monies, documents and papers, such as those received or held for FNMA or FHLMC, with respect to their performance of their duties hereunder in amounts sufficient to comply with all applicable FNMA or FHLMC requirements, and with carriers reasonably satisfactory to GMACM. Servicer shall provide GMACM with evidence satisfactory to GMACM of Servicer's compliance with the requirements of this Section.

     7. Compensation. During the Interim Servicing Period, GMACM shall compensate Servicer for servicing the Mortgage Loans in accordance with the standards established in this Interim Servicing Agreement at a rate equal to Six Dollars ($6.00) per Mortgage Loan per month, pro-rated for partial months. As additional compensation, Servicer shall also retain all Ancillary Income and any benefit derived from Servicer's Escrow Accounts between the Sale Date and the Physical Transfer Date.

     8.   Termination.

          (a) This Interim Servicing Agreement will terminate upon completion of the procedures defined in the Transfer Instructions.

          (b)  This Interim Servicing Agreement may be
          terminated by both parties upon mutual written agreement.

     9. Indemnification. Pursuant to and in accordance with the provisions of Article X of the Agreement, but without limiting the indemnification provisions contained in the Agreement, the parties agree as follows:

          (a) Servicer shall indemnify and hold GMACM harmless from and against, and shall reimburse GMACM for, any losses, damages, deficiencies, claims, liabilities, causes of action or expenses of any nature (including reasonable attorneys' fees and costs) which result from breach by Servicer of any of the covenants and agreements contained in this Interim Servicing Agreement.

          (b) GMACM shall indemnify and hold Servicer harmless from and against, and shall reimburse Servicer for, any losses, damages, deficiencies, claims, liabilities, causes of action or expenses of any nature (including reasonable attorneys' fees and costs) which result from breach by GMACM of any of the covenants and agreements contained in this Interim Servicing Agreement.

     10.  Miscellaneous.

          (a) Reasonable Access. Between the date of this Interim Servicing Agreement and the Physical Transfer Date, Servicer shall give GMACM and its authorized representatives reasonable access to all documents, files, books, records, accounts, offices and other facilities of Servicer related to the Servicing Rights transferred hereby, and permit GMACM to make such inspections thereof as GMACM may reasonably request during normal business hours, provided, however, that such investigation or inspection shall be conducted in such a manner as to not interfere unreasonably with Servicer's business operations.

          (b) Prohibited Repurchase. During the Interim Servicing Period, Servicer shall not repurchase a Mortgage Loan except with respect to a breach of representation or warranty of the related Servicing Agreement or as required by an Investor under the related Servicing Agreement or otherwise with Purchaser's consent.

          (c)  Referral of Refinance Inquiries.  During the
          Interim Servicing Period, Servicer will promptly refer to GMACM any Mortgagor inquiries as to refinance of Mortgage Loans.

          (d) Modification. This Interim Servicing Agreement may not be modified or changed except by an instrument in writing duly executed by all the parties hereto.

          (e) Governing Law. This Interim Servicing Agreement shall be construed and enforced in accordance with the laws of the Commonwealth of Pennsylvania.

          (f) Notices. All notices, requests, demands and other communications which are required or permitted to be given under this Interim Servicing Agreement shall be in writing and shall be deemed to have been duly given upon the delivery or mailing thereof, as the case may be, sent by registered or certified mail, return receipt requested, postage prepaid:

          If to GMACM, to:

                         GMAC Mortgage Corporation
                         3451 Hammond Avenue
                         Waterloo, Iowa 50704-0780
                         Attn:  General Manager
                         Fax:   (319) 236-5175

          If to Servicer, to:
               Harbourton Mortgage Co., L. P.
               2530 South Parker Road
               Fifth Floor
               Aurora, CO  80014
               Attention: President

          and

                         Harbourton Mortgage Co., L. P.
                         601 Fifth Avenue
                         Scottsbluff, NE 69361
                         Attention: Servicing Manager

          and

               Lowenstein, Sandler, Kohl, Fisher & Boylan
               65 Livingston Avenue
               Roseland, NJ  07068-1791
               Attention: Allen B. Levithan, Esquire


     or to such other address as GMACM or Servicer shall have specified in writing to the other.


     IN WITNESS WHEREOF, each of the undersigned parties to this Interim Servicing Agreement has caused this Interim Servicing Agreement to be duly executed in its corporate name by one of its duly authorized officers, all as of the date first above written.



ATTEST:                       GMAC MORTGAGE CORPORATION

______________________             By:
____________________________

                              Its: ___________________________


ATTEST:                       HARBOURTON MORTGAGE CO., L. P.

______________________               By:   Harbourton    Funding
Corporation,
                                   its general partner

                              By: ____________________________

                              Its: ___________________________


           ATTACHMENT A TO INTERIM SERVICING AGREEMENT



INTERIM SERVICE FEES:

     PERIOD __________ TO _________

     INVESTOR * _________________

     REMITTANCE TYPE * ___________



FUNDS DUE GMACM:

     SERVICE FEE COLLECTIONS (GROSS)         $____________

     LESS GUARANTY FEE                  $____________

               TOTAL                         $____________


LESS COMPENSATION DUE SERVICER:

(LOAN COUNT ____________ X ($6.00 PER LOAN)

     COMPENSATION DUE                   _____________



TOTAL WIRE OF INCOME DUE GMACM ON
5TH BUSINESS DAY AFTER CUTOFF                $____________


*    COMPLETE SEPARATELY FOR EACH INVESTOR AND INVESTOR
REMITTANCE TYPE.


            EXHIBIT F TO PURCHASE AND SALE AGREEMENT

                 Form Of Subservicing Agreement



                     SUBSERVICING AGREEMENT

           THIS SUBSERVICING AGREEMENT, dated as of April 30, 1997 (the "Subservicing Agreement"), is made by and between GMAC Mortgage Corporation, a Pennsylvania corporation ("Subservicer"), and Harbourton Mortgage Co., L. P., a Delaware limited partnership ("Harbourton").

                           BACKGROUND:

            Subservicer and Harbourton have entered into a Purchase and Sale Agreement dated as of April 30, 1997 (the
"Sale Agreement") that provides, inter alia, for the sale, assignment and transfer of Servicing Rights pertaining to certain GNMA Pools from Harbourton to Subservicer. The Sale Agreement further provides for the transfer of subservicing responsibility with respect to certain Subserviced Loans on the Physical Transfer Date. The Parties desire to enter into this Agreement to set forth the terms and conditions under which Subservicer will subservice the Subserviced Loans from the Physical Transfer Date to the related Investor Approval Date.

          NOW THEREFORE, the Parties agree as follows:

                            ARTICLE I
                           DEFINITIONS

           Section 1.1    Definitions.  For the purpose of  this
Agreement, capitalized terms have the meanings set out below, or elsewhere in this Agreement, or (if not defined in this Agreement) in the Sale Agreement.

            "Sale   Agreement"  means  the  Purchase  and   Sale
Agreement, dated of even date herewith, between Harbourton and Subservicer, and any addenda thereto.

          "Servicing Advance" means an advance of funds which in the prudent business judgment of Subservicer is an appropriate expenditure made or to be made in connection with the performance of the Subservicing Functions, including advances related to the maintenance of hazard insurance, payment of property taxes or FHA insurance premiums, advances to pay expenditures related to foreclosure proceedings, expenditures related to the defense of any lawsuit, to defend title to any property subject to a Subserviced Loan or to defend title to any property acquired as a result of a foreclosure, and all expenses incurred in making repairs to any property subject to a Subserviced Loan, advances necessary due to deficiencies in the amount of principal, interest or escrow payments received by Subservicer, including payments of interest due Investors under the terms of the Servicing Agreements even though no such interest is due from the Mortgagor, and other advances to pay third party expenses related to the servicing of Subserviced Loans.

          "Subservicing Functions" means the servicing functions to be performed by Subservicer with respect to the Subserviced
Loans, as specified in Section 2.4 hereof.


                           ARTICLE II
      APPOINTMENT; TERM; TRANSFER OF SUBSERVICING FUNCTIONS

             Section 2.1 Contract for Subservicing. Harbourton hereby contracts with Subservicer as an independent contractor to perform the servicing of each Subserviced Loan in accordance with this Agreement for the related Subservicing Period, and Subservicer hereby agrees to service the Subserviced Loans in accordance with this Agreement during the related Subservicing Period.

           Section 2.2 Term. Except as provided otherwise herein, the term of this Agreement shall commence as of the close of business on the Physical Transfer Date, and shall terminate upon the earlier of (i) the last date on which legal title to the Servicing Rights related to all of the Subserviced Loans has been transferred to Subservicer pursuant to Section 2.2(b) of the Sale Agreement, or (ii) the date this Agreement is terminated pursuant to Article VI hereof.

           Section 2.3 Mechanics of Transfer; Commencement of Servicing. Prior to the Physical Transfer Date for any Subserviced Loan, Harbourton shall provide Subservicer with a schedule of Subserviced Loans to be subserviced hereunder as the Physical Transfer Date and shall cause the servicing for such Subserviced Loans to be transferred to Subservicer as of the Physical Transfer Date in accordance with the Sale Agreement and the Transfer Instructions. Notwithstanding anything to the contrary contained in this Agreement, Subservicer shall not be required to commence subservicing the Subserviced Loans hereunder unless on or before the Physical Transfer Date, (i) each of the applicable conditions set forth in Article VII of the Sale Agreement have been satisfied to Subservicer's satisfaction; and (ii) Harbourton has obtained the consents and approvals required by Section 4.1 hereof.

           Section 2.4    Subservicing Functions.  The servicing
functions to be performed by Subservicer with respect to each Subserviced Loan during the Subservicing Period, referred to herein as the "Subservicing Functions", are as follows:

                (a) distribute payment medium to Mortgagors and receive and process all Mortgagor payments;

                (b) accept transfer of, or set up, and manage the Escrow Accounts;

                (c) commencing as of the second scheduled remittance following the Physical Transfer Date, make all disbursements of principal, interest and other amounts due to Investors, including Servicing Advances but excluding guaranty fees which will be remitted by wire transfer directly to Harbourton one (1) Business Day before the related GNMA guaranty fee draft date;

                (d) prepare and submit mortgage loan reports required under the Servicing Agreements;

               (e) provide and file any and all IRS reports and information returns incident to the servicing of the Subserviced
Loans covering the Subservicing Period for each such Subserviced
Loan;

                 (f)    provide  and  handle  all  FHA  and   VA
delinquency notices, provided that Subservicer shall be provided with correct and current information as to the reporting requirements applicable to individual Subserviced Loans;

                 (g) handle or, as appropriate, supervise, monitor and carry out collection actions, delinquency management activities, bankruptcy actions, foreclosure proceedings (which may be commenced or continued in Harbourton's name), and FHA or VA claim submissions with respect to the Subserviced Loans;

               (h) process Subserviced Loan payoffs and provide for release of the related Mortgage, all in Harbourton's name;

                (i) furnish to Harbourton a completed copy of GNMA Form 1710D two (2) days prior to the applicable GNMA reporting date;

                (j) commencing with the second month of the Subservicing Period, furnish to Harbourton by the tenth Business Day of each month (i) pool to security balance report; (ii) report of expected P & I; (iii) adjusted GNMA form 1710A; and
(iv) reconciliation of loan trial balances to pool balances; and

                (k) commencing with the second month of the Subservicing Period, furnish to Harbourton within 45 days following the related month-end custodial reconciliation for principal and interest/ taxes and insurance.

           Section 2.5 Escrow Accounts. Harbourton shall provide Subservicer immediately available funds in the amount of the escrow and suspense balances of the Escrow Accounts and the loss draft balances associated with the Subserviced Loans at the times and in the manner set forth in Section 2.7 of the Sale Agreement. After receipt of same from Harbourton pursuant to the Sale Agreement, Subservicer shall maintain the Escrow Accounts related to the Subserviced Loans in accordance with Applicable Requirements. Subservicer shall be solely responsible for the management of the funds in the Escrow Accounts and shall be entitled to all benefits associated with the Escrow Accounts (whether such accounts are maintained in Subservicer's or Harbourton's name). To the extent permitted by the GNMA Guide and to facilitate Subservicer's ability to perform its functions hereunder, Subservicer shall have all signatory responsibility on the Escrow Accounts. Subservicer shall be responsible for payment of any interest due to Mortgagors on funds on deposit in the Escrow Accounts after the Physical Transfer Date.

           Escrow Accounts relating to payments in respect of principal and interest on the Subserviced Loans shall be established by the Subservicer in Harbourton's name. Subservicer shall cause all funds received in respect of principal and interest (net of all amounts that Subservicer is entitled to retain for its own account in accordance with Applicable Requirements and this Agreement) and all Servicing Advances required to be made in respect of principal and interest to be deposited in such Escrow Accounts. All monthly remittances of principal, interest and other amounts due to Investors and the GNMA security holders shall be made by Subservicer in the name of Harbourton out of funds available therefor in the applicable Escrow Accounts on a timely basis in accordance with the GNMA Guide. Notwithstanding anything to the contrary contained in this section, Subservicer will wire to Harbourton amounts sufficient for Harbourton to pay guaranty fees directly to GNMA.

           Section 2.6    Subservicing Standards; Obligations of
Harbourton

                 (a) Subservicer shall continuously manage, service and administer the Subserviced Loans during the Subservicing Period in conformity with the terms of this Agreement and Applicable Requirements. Subservicer shall employ the same degree of skill and standard of care in performing its duties pursuant to this Agreement as it exercises in servicing similar mortgage loans for its own account, giving due consideration to Applicable Requirements. Except as otherwise provided herein, Subservicer shall have full power and authority consistent with the aforementioned standards to do any and all things it may deem necessary or desirable in connection with such servicing and administration, including taking all actions that a mortgagee is permitted or required to take by applicable law and which the Subservicer may deem necessary or desirable and consistent with the terms of this Agreement, Applicable Requirements and Subservicer's equitable ownership of the related Servicing Rights, including without limitation, instituting foreclosure proceedings or accepting deeds in lieu of foreclosure; provided, however, that to the extent Subservicer is prohibited by any applicable rule, regulation, judicial or administrative determination or other order applicable to it from carrying out any of its obligations or duties provided for herein or in any document contemplated herein, such failure shall not constitute a breach of this Agreement.

                (b)   Notwithstanding anything in this Agreement
to the contrary, Harbourton, and not Subservicer, shall perform, at Harbourton's sole cost and expense (but subject to Subservicer's obligations to make all Servicing Advances hereunder during the Subservicing Period), any responsibilities under the Servicing Agreements which, by their terms, must be performed by Harbourton and not Subservicer, or which cannot be delegated by Harbourton to Subservicer (such as those non-delegable duties described in Section 2-1 of the GNMA Guide). Harbourton shall perform such responsibilities, if any, in a timely fashion and in strict accordance with the terms of the Servicing Agreements and the GNMA Guide. If appropriate, Subservicer shall assist Harbourton in the performance of such responsibilities. To the extent permitted by Applicable Requirements, Harbourton may appoint one or more employees of Subservicer (to be designated by Subservicer) as officers of Harbourton for the purpose of performing any non-delegable duties for, on behalf of, and in the name of, Harbourton.

                Nothing contained in this Agreement shall limit the obligations of Harbourton arising under the Sale Agreement, including the obligation of Harbourton to cause each of the Pools to be finally certified and recertified.

           Section 2.7 Title to Servicing. The Parties agree that legal title to the Servicing Rights related to each Subserviced Loan shall remain with Harbourton until the related Investor Approval Date. The Parties further acknowledge that subject to Applicable Requirements, and subject to the terms and conditions of the Sale Agreement, effective as of the close of business on the Sale Date, Subservicer owns all of Harbourton's beneficial right, title and interest in and to the Servicing Rights.


                           ARTICLE III
                         FEES; EXPENSES

            As compensation for its servicing activities hereunder, and in recognition of Subservicer's beneficial ownership of each of the Subserviced Loans, Subservicer shall be entitled to receive or retain the entire servicing fee (net of the applicable GNMA guaranty fee) and any Ancillary Income associated with the servicing of the Subserviced Loans during the Subservicing Period. Subservicer shall also be entitled to all economic benefits derived from the maintenance of the Escrow Accounts to the extend permitted by Law and not contrary to the related Mortgage or Mortgage Note. The Subservicer shall be obligated to pay from its own funds all expenses incurred in connection with the performance of its obligations hereunder, including, without limitation, any fees of Subservicer relating to the preparation and recording of the documentation for the release, satisfaction or discharge of any Mortgage for the related Subserviced Loan. Except as specifically provided herein, the Subservicer shall not be entitled to reimbursement for the payment of any such expenses.


                           ARTICLE IV
                    APPROVALS; NOTIFICATIONS;
                   LITIGATION; FUNDS TRANSFERS

            Section 4.1 Agency and Investor Approvals. Harbourton shall be responsible for compliance with any state, Agency or Investor requirements applicable to the transfer of the Subservicing Functions including obtaining all necessary Investor consents or approvals as may be required by the Servicing Agreements, and shall deliver copies of such consents or approvals to Subservicer prior to the Investor Approval Date.

            Section 4.2 GNMA Subservicing Requirements. Harbourton and Subservicer agree that each shall comply with the GNMA subservicing requirements as set forth in the GNMA Guide. Notwithstanding any other provision of this Agreement, Harbourton as issuer agrees to perform the functions specifically required to be performed by issuer under the GNMA Guide. Harbourton shall cooperate with Subservicer in purchasing  Delinquent  Loans out of Pools  as  contemplated  by
Section 2.3(c) of the Sale Agreement.

           Section 4.3 Cooperation. The Parties agree to cooperate with respect to the servicing of the Subserviced Loans hereunder. Harbourton shall deliver to Subservicer a limited Power of Attorney in form and substance reasonably satisfactory to Subservicer to enable Subservicer to carry out actions hereunder in the name of Harbourton.


                            ARTICLE V
                            INSURANCE

           Harbourton and Subservicer each hereby agrees to obtain and maintain at its own expense, and shall furnish each other with satisfactory evidence of, a blanket fidelity bond and errors and omission/mortgage impairment insurance policy in full force and effect throughout the term of this Agreement covering their respective officers and employees and other persons acting on their behalf in their respective capacities as principal and Subservicer with regard to the Subserviced Loans. The type and amount of coverage shall be at least equal to the coverage that would be required by GNMA with respect to each party. In the event that any such bond or policy shall cease to be in effect, Harbourton and Subservicer, as the case may be, shall obtain from an insurer a replacement bond and policy with equivalent coverage. No provision of this Section shall operate to diminish, restrict or otherwise limit Harbourton's or Subservicer's responsibilities and obligations as set forth in this Agreement.


                           ARTICLE VI
                           TERMINATION

          This Agreement may be terminated as follows:

                 (a) by mutual consent of Subservicer and Harbourton;

                (b) upon the Certification Cutoff Date, as provided in Section 10.2(a)(iii) of the Sale Agreement, or

                (c) upon termination of the Sale Agreement in accordance with Article VII thereof.



                           ARTICLE VII
                          MISCELLANEOUS

            Section 7.1 Notices. All notices, requests, demands and other communications which are required or permitted to be given under this Subservicing Agreement shall be given in the manner provided in Section 11.6 of the Sale Agreement.

           Section 7.2 Assignment; Successors and Assigns; No Third Party Rights. This Subservicing Agreement shall be binding upon and inure to the benefit of the Parties and their respective successors and permitted assigns. This Subservicing Agreement may not be assigned in whole or in part by any Party except in connection with that Party's permitted assignment of its interest in the Sale Agreement. This Subservicing Agreement shall be for the sole benefit of the Parties and their respective successors, assigns and legal representatives and is not intended, nor shall be construed, to give any Person, other than the Parties and their respective successors, assigns and legal representatives, any legal or equitable right, remedy or claim hereunder.

           Section 7.3 Entire Agreement. This Subservicing Agreement, including the Schedules and Exhibits attached hereto and thereto, constitutes the entire agreement among the Parties with respect to the matters covered hereby and supersedes all previous written, oral or implied understandings among them with respect to such matters.

           Section 7.4 Amendment, Modification and Waivers. This Agreement may only be amended or modified in a writing signed by the party against whom enforcement of such amendment or modification is sought. Any of the terms or conditions of this Agreement may be waived at any time by the party or parties entitled to the benefit thereof, but only by a writing signed by the party or parties waiving such terms of conditions.

           Section 7.5 Severability. The invalidity of any portion hereof shall not affect the validity, force or effect of the remaining portions hereof. If it is ever held that any restriction hereunder is too broad to permit enforcement of such restriction to its fullest extent, such restriction shall be enforced to the maximum extent permitted by law.

           Section 7.6    Governing Law. This Agreement shall be
governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, regardless of the conflict of laws principles thereof.

            Section   7.7     No  Waiver.      Unless  expressly
provided to the contrary, the failure of any Party to insist upon strict performance of any covenant or obligation in this Agreement shall not be a waiver of such Party's right to demand strict compliance in the future or to pursue or enforce whatever remedies may be available to such Party for any breach or default of or in such covenant or obligation (subject to applicable statutes of limitation). No consent or waiver, express or implied, to or of any breach or default in the performance of any covenant or obligation in this Agreement shall constitute a consent or waiver to or of any other breach or default in the performance of the same of any other covenant or obligation hereunder.

           Section  7.8     Rules  of Construction.     In  this
Subservicing Agreement, unless specified otherwise:

                (a) "Any" means "any one or more"; "including" means "including without limitation"; "day" means "calendar day," unless "Business Day" is specified.

                (b) Singular words include plural, and vice versa. For example, the words "Party" and "Parties" each means
"Party or Parties as the case may be."

                (c) Headings are for convenience only, and do not affect the meaning of any provision.

               (d)  Reference to an agreement includes reference
to    its   permitted   supplements,   amendments   and    other
modifications.

               (e) Reference to a law includes reference to any amendment or modification of the law and to any rules or regulations issued thereunder.

                (f) Reference to a Person includes reference to its permitted successors and assigns in the applicable capacity.

                (g) Reference to an Article, Section, Exhibit, or Schedule signifies reference to an Article, Section, Exhibit, or Schedule of this Agreement, unless the context clearly indicates otherwise.

                (h)   "Hereunder," "hereto," "hereof," "herein,"
and like words, refer to the whole of this Agreement rather than
to   a  particular  part  hereof,  unless  the  context  clearly indicates otherwise.

            In the event of any inconsistency between the provision of this Subservicing Agreement and the provisions of the Sale Agreement, the provisions of the Sale Agreement shall govern absent manifest error.

           Section 7.9 Reproduction of Documents. This Subservicing Agreement and each other document or instrument executed and delivered in connection with the transactions contemplated hereby and thereby, may be reproduced by any photographic, photostatic, facsimile, electronic or other similar process. Any such reproduction shall be admissible in evidence as the original itself in any judicial, administrative or arbitrate proceeding, whether or not the original is in existence and whether or not such reproduction was made by a Party in the regular course of business.

           Section  7.10   Counterparts.       This Subservicing
Agreement may be executed in counterparts, each of which, when so executed and delivered, shall be deemed to be an original and all of which, taken together, shall constitute one and the same agreement.


           IN WITNESS WHEREOF, the Parties hereby duly execute and deliver this Agreement:


ATTEST:                       GMAC MORTGAGE CORPORATION

______________________             By:
____________________________

                              Its: ___________________________


ATTEST:                       HARBOURTON MORTGAGE CO., L. P.

______________________               By:   Harbourton    Funding
Corporation,
                                   its general partner

                              By: ____________________________

                              Its: ___________________________


            EXHIBIT G TO PURCHASE AND SALE AGREEMENT

            Form of Opinion of Counsel to the Seller




            EXHIBIT H TO PURCHASE AND SALE AGREEMENT

           FORM OF SELLER'S LIMITED POWER OF ATTORNEY

                    LIMITED POWER OF ATTORNEY



KNOW ALL MEN BY THESE PRESENTS:

     THAT HARBOURTON MORTGAGE CO., L. P., A LIMITED PARTNERSHIP ORGANIZED AND EXISTING UNDER THE LAWS OF THE STATE OF DELAWARE, AND HAVING ITS PRINCIPAL OFFICE LOCATED AT 2530 SOUTH PARKER ROAD, IN THE CITY OF AURORA, STATE OF COLORADO, HATH MADE, CONSTITUTED AND APPOINTED, AND DOES BY THESE PRESENTS MAKE, CONSTITUTE AND APPOINT GMAC MORTGAGE CORPORATION, A CORPORATION ORGANIZED AND EXISTING UNDER THE LAWS OF THE COMMONWEALTH OF PENNSYLVANIA, ITS TRUE AND LAWFUL ATTORNEY-IN-FACT, WITH FULL POWER AND AUTHORITY HEREBY CONFERRED IN ITS NAME, PLACE AND STEAD AND FOR ITS USE AND BENEFIT, TO MAKE, SIGN, EXECUTE, ACKNOWLEDGE, DELIVER, FILE FOR RECORD, AND RECORD ANY INSTRUMENT ON ITS BEHALF AND TO PERFORM SUCH OTHER ACT OR ACTS AS MAY BE CUSTOMARILY AND REASONABLY NECESSARY AND APPROPRIATE TO EFFECTUATE THE FOLLOWING ENUMERATED TRANSACTIONS IN RESPECT OF ANY OF THE MORTGAGES OR DEEDS OF TRUST (THE "MORTGAGE" AND THE "DEED OF TRUST", RESPECTIVELY) FOR WHICH THE RELATED SERVICING RIGHTS ARE TO BE SOLD AND TRANSFERRED BY THE UNDERSIGNED TO GMAC MORTGAGE CORPORATION PURSUANT TO THE PURCHASE AND SALE AGREEMENT DATED AS OF APRIL 30, 1997 BY AND BETWEEN HARBOURTON MORTGAGE CO., L. P. AND GMAC MORTGAGE CORPORATION (THE "AGREEMENT")

THIS APPOINTMENT SHALL APPLY TO THE FOLLOWING ENUMERATED
TRANSACTIONS ONLY:

  1. THE MODIFICATION OR RE-RECORDING OF A MORTGAGE OR DEED OF TRUST, WHERE SAID MODIFICATION OR RE-RECORDING IS FOR THE PURPOSE OF CORRECTING THE MORTGAGE OR DEED OF TRUST TO CONFORM SAME TO THE ORIGINAL INTENT OF THE PARTIES THERETO OR TO CORRECT TITLE ERRORS DISCOVERED AFTER SUCH TITLE INSURANCE WAS ISSUED AND SAID MODIFICATION OR RE-RECORDING, IN EITHER INSTANCE, DOES NOT ADVERSELY AFFECT THE LIEN OF THE MORTGAGE OR DEED OF TRUST AS INSURED.

  2. THE SUBORDINATION OF THE LIEN OF A MORTGAGE OR DEED OF TRUST TO AN EASEMENT IN FAVOR OF A PUBLIC UTILITY INVESTOR OR A GOVERNMENTAL AGENCY OR UNIT WITH POWERS OF EMINENT DOMAIN; THIS SECTION, SHALL INCLUDE THE EXECUTION OF PARTIAL SATISFACTION/RELEASES, PARTIAL RECONVEYANCES OR THE EXECUTION OF REQUESTS TO TRUSTEES TO ACCOMPLISH SAME.

  3. WITH RESPECT TO A MORTGAGE OR DEED OF TRUST, THE FORECLOSURE, COMPLETION OF JUDICIAL OR NON-JUDICIAL FORECLOSURE OR TERMINATION, CANCELLATION OR RESCISSION OF ANY SUCH FORECLOSURE, INCLUDING, WITHOUT LIMITATION, ANY AND ALL OF THE FOLLOWING ACTS: (i) THE SUBSTITUTION OF TRUSTEE(S) SERVING UNDER A DEED OF TRUST IN ACCORDANCE WITH STATE LAW AND THE DEED OF TRUST; (ii) STATEMENTS OF BREACH OR NON-PERFORMANCE; (III) NOTICES OF DEFAULT; (iv) NOTICES OF SALES; (v) CANCELLATIONS/RESCISSIONS OF NOTICES OF DEFAULT AND/OR NOTICES OF SALE; (vi) THE TAKING OF A DEED IN LIEU OF FORECLOSURE; (vii) THE ACCEPTANCE OF A SHORT PAYOFF IN LIEU OF FORECLOSURE, AND (viii) SUCH OTHER DOCUMENTS AS MAY BE NECESSARY UNDER THE TERMS OF THE MORTGAGE, DEED OF TRUST OR STATE LAW TO EXPEDITIOUSLY COMPLETE SAID TRANSACTIONS.

  4. THE CONVEYANCE OF THE PROPERTIES TO THE MORTGAGE INSURER,
     OR THE CLOSING OF THE TITLE TO THE PROPERTY TO BE ACQUIRED
     AS REAL ESTATE OWNED, OR CONVEYANCE OF TITLE TO REAL ESTATE
     OWNED.

  5. THE COMPLETION OF LOAN ASSUMPTION AGREEMENTS.

  6. THE FULL SATISFACTION/RELEASE OF A MORTGAGE OR DEED OF
     TRUST OR FULL RECONVEYANCES UPON PAYMENT AND DISCHARGE OF
     ALL SUMS SECURED THEREBY INCLUDING WITHOUT LIMITATION
     CANCELLATION OF THE RELATED MORTGAGE NOTE.

  7. THE FULL ASSIGNMENT OF A MORTGAGE OR DEED OF TRUST UPON
     PAYMENT AND DISCHARGE OF ALL SUMS SECURED THEREBY IN
     CONJUNCTION WITH THE REFINANCING THEREOF, INCLUDING WITHOUT
     LIMITATION THE ASSIGNMENT OF THE RELATED MORTGAGE NOTE.

  8. TO RECEIVE, ENDORSE, CASH OR DEPOSIT CHECKS OR OTHER ORDERS OF PAYMENT, PAYABLE TO THE ORDER OF HARBOURTON MORTGAGE CO., L. P., AND TO SIGN ITS NAME, PLACE AND STEAD ANY DOCUMENT WHATSOEVER NECESSARY UNDER LAW TO CARRY OUT THE TRANSACTIONS CONTEMPLATED BY THE AGREEMENT AND ONLY WITH RESPECT TO THOSE LOANS SOLD AND TRANSFERRED PURSUANT TO THE TERMS OF THE AGREEMENT.

THE UNDERSIGNED GIVES TO SAID ATTORNEY-IN-FACT FULL POWER AND AUTHORITY TO EXECUTE SUCH INSTRUMENTS AND TO DO AND PERFORM ALL AND EVERY ACT AND THING NECESSARY AND PROPER TO CARRY INTO EFFECT THE POWER OR POWERS GRANTED BY OR UNDER THIS LIMITED POWER OF ATTORNEY AS FULLY AS THE UNDERSIGNED MIGHT OR COULD DO, AND HEREBY DOES RATIFY AND CONFIRM TO ALL THAT SAID ATTORNEY-IN-FACT SHALL LAWFULLY DO OR CAUSE TO BE DONE BY AUTHORITY HEREOF.

THIRD PARTIES WITHOUT ACTUAL NOTICE MAY RELY UPON THE EXERCISE OF THE POWER GRANTED UNDER THIS LIMITED POWER OF ATTORNEY; AND MAY BE SATISFIED THAT THIS LIMITED POWER OF ATTORNEY SHALL CONTINUE IN FULL FORCE AND EFFECT AND HAS NOT BEEN REVOKED UNLESS AN INSTRUMENT OF REVOCATION HAS BEEN MADE IN WRITING BY THE UNDERSIGNED. THIS LIMITED POWER OF ATTORNEY IS GRANTED AS OF APRIL 30, 1997. ALL POWERS GRANTED HEREIN SHALL TERMINATE ON OCTOBER 31, 1998.


WITNESS:                           HARBOURTON MORTGAGE CO., L.
P.

                                   BY: HARBOURTON FUNDING
CORPORATION,
_________________________________                      ITS
GENERAL PARTNER

                                        BY:
                                                  VICE PRESIDENT


_________________________________
___________________________________________
                                                      ASST.
SECRETARY



STATE OF            )
                    )  SS
COUNTY OF           )


     ON APRIL __, 1997, BEFORE ME, A NOTARY PUBLIC IN AND FOR THE ABOVE COUNTY AND STATE, PERSONALLY APPEARED ____________________ AND ____________________ TO ME PERSONALLY
KNOWN TO BE THE _____________________ AND
____________________________ OF SAID HARBOURTON MORTGAGE CO., L.
P., THAT THE SEAL AFFIXED TO SAID INSTRUMENT IS THE SEAL OF SAID LIMITED PARTNERSHIP, AND THAT SAID INSTRUMENT WAS SIGNED AND SEALED ON BEHALF OF SAID LIMITED PARTNERSHIP BY AUTHORITY OF ITS BOARD OF DIRECTORS, AND THEY ACKNOWLEDGED THE EXECUTION OF SAID INSTRUMENT TO BE THE VOLUNTARY ACT AND DEED OF SAID CORPORATION, BY IT VOLUNTARILY EXECUTED.

     IN WITNESS WHEREOF, I HAVE HEREUNTO SIGNED MY NAME AND
AFFIXED MY NOTARIAL SEAL THE DAY AND YEAR LAST WRITTEN.




__________________________________________

                                        NOTARY PUBLIC IN AND FOR
                                        SAID COUNTY AND STATE
                                        MY COMMISSION EXPIRES:





            EXHIBIT I TO PURCHASE AND SALE AGREEMENT

                        FORM OF GUARANTY




                     UNCONDITIONAL GUARANTY

     THIS UNCONDITIONAL GUARANTY ("Guaranty") is made by
HARBOURTON HOLDINGS, L. P., a Delaware limited partnership (the
"Guarantor"), in favor of GMAC MORTGAGE CORPORATION, a Pennsylvania corporation ("GMACM"), as of April 30, 1997.

                            RECITALS:

     A. GMACM and HARBOURTON MORTGAGE CO., L. P., a Delaware limited partnership ("Seller") have entered into a Purchase and Sale Agreement for Mortgage Loan Servicing dated as of April 30, 1997 (together with any addenda thereto, the "Purchase and Sale Agreement") relating to the purchase by GMACM of certain residential mortgage loan servicing rights from Seller subject to the satisfaction of certain conditions contained therein.

     B.   Guarantor is the indirect holder of a majority of the
partnership interest in  Seller.    To induce GMACM to
consummate the transactions contemplated by the Purchase and Sale Agreement, Guarantor is willing to satisfy a condition of GMACM's obligations under the Purchase and Sale Agreement by providing this Unconditional Guaranty of the payment and performance by Seller of the terms, covenants and obligations of Seller under the Purchase and Sale Agreement.


     NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, Guarantor agrees with GMACM as follows:

     1. Guaranty of Payment and Performance. Guarantor absolutely and unconditionally guarantees to GMACM the full and punctual payment of any and all amounts for which Seller on or after the date of this Agreement becomes obligated to pay to GMACM pursuant to the Purchase and Sale Agreement as the same shall become due and payable under the Purchase and Sale Agreement, and the full and punctual performance and observance by Seller of all other terms, covenants, and conditions of the Purchase and Sale Agreement, whether according to their present terms, or pursuant to any extension of time or to any change or changes in the terms, covenants, or conditions of the Purchase and Sale Agreement now or subsequently made or granted (collectively, all such obligations are the "Seller Obligations"). All sums due and payable by Guarantor to GMACM under this Guaranty shall be payable within three (3) Business Days (as defined below) after the date written notice is given by GMACM, without further demand of any nature. Guarantor shall perform any obligations under this Guaranty within a reasonable time after notice is given by GMACM, without further demand of any nature. Payment or performance by Guarantor under this Guaranty may be required by GMACM on any number of occasions. A "Business Day" is any day other than a Saturday, a Sunday, or any other day on which GMACM is regularly scheduled to be closed.

     2. Guarantor's Agreement to Pay Costs and Expenses; Interest. Guarantor further agrees, as the principal obligor and not as a guarantor only, to pay to GMACM, on demand, all reasonable out-of-pocket costs and expenses (including court costs and legal expenses, including reasonable attorneys' fees) incurred or expended by GMACM in connection with any demand, notice (other than as provided in Section 1 or this Section 2) or investigation made under this Guaranty and its collection or other enforcement, whether or not suit is brought, together with interest on amounts recoverable under this Section 2 from the time when such amounts become due and notice is given as provided in Section 1 until payment, whether before or after judgment, at the prime rate as published in the Wall Street Journal.

     3.  Waivers by Guarantor; GMACM's Freedom to Act.

         (a) Guarantor agrees that the Seller Obligations will be paid and performed strictly in accordance with their respective terms, subject to the requirements of any applicable law, regulation or order now or subsequently in effect in any jurisdiction affecting any of such terms or the rights of GMACM with respect to such obligations; provided, however, that as long as Guarantor's performance of such obligations is not contrary to the requirements of any such law, regulation or order, Guarantor shall not rely on any such law, regulation or order for the purpose of avoiding its obligations under this Guaranty. To the full extent Guarantor may do so, Guarantor waives the benefit of all exemptions to which it may be entitled, and further waives notice of the acceptance of this guaranty, presentment, demand, protest non-performance, non-observance, or other proof or notice of demand (except as provided in Sections 1 and 2), and waives all notices of any other kind, any and all defenses which it may have to performance of its obligations hereunder, including without limitation the defenses of setoff and counterclaim and any defenses which may be available by virtue of any valuation, stay, moratorium law or other similar law now or subsequently in effect, and any right to require the marshaling of assets of Seller or any other entity or other person primarily or secondarily liable with respect to any of the Seller Obligations, and all suretyship defenses generally.

         (b) Without limiting the generality of the provisions set forth in (a) above, Guarantor agrees to the provisions of any instrument evidencing, securing or otherwise executed or to be executed in connection with any Seller Obligation by Seller to GMACM and agrees that the obligations of Guarantor under this Guaranty shall not be released or discharged, in whole or in part, or otherwise affected by:

               (i)  the assertion by GMACM of any rights or
remedies which it may have under or with respect to the Purchase and Sale Agreement;

               (ii) the failure of GMACM to assert or any delay in asserting any claim or demand or to enforce any right or remedy against Seller or any other entity or other person primarily or secondarily liable with respect to any of the Seller Obligations;

               (iii)  any extensions or renewals of any Seller
Obligation;

               (iv)  any rescissions, waivers, amendments,
modifications, assignments or sales of or supplements to any of the terms or provisions of the Purchase and Sale Agreement;

               (vi) the adjudication in bankruptcy of Seller, the filing of a petition for any relief under the Bankruptcy Act by Seller, or the dissolution of Guarantor; or

               (vii) any other act or omission which might in any manner or to any extent vary the risk of Guarantor or otherwise operate as a release or discharge of Guarantor, all of which may be done without notice to Guarantor.

     Guarantor further agrees that other indulgences or forbearances may be made, done, or suffered without notice to, or further consent of, Guarantor.

         (c) To the fullest extent permitted by law, Guarantor also expressly waives any and all rights or defenses arising by reason of (i) any "one action" or "anti-deficiency" law which would otherwise prevent GMACM from bringing any action, including any claim for a deficiency, against Guarantor before or after GMACM's commencement or completion of any enforcement action, whether judicially, by exercise of power of sale or otherwise, or (ii) any other law which in any other way would otherwise require any election or remedies by GMACM. Guarantor waives all rights and defenses arising out of an election of remedies by GMACM, even though that election of remedies has destroyed Guarantor's rights of subrogation and reimbursement against Seller by the operation of Section 580d of the California Code of Civil Procedure or otherwise.

         (d) Guarantor consents to any and all forbearances and extensions of time for payment of Seller's obligations, and to any and all changes in the terms, agreements and conditions of the Purchase and Sale Agreement subsequently made or granted.

     4. Unenforceability of Obligations Against Seller. If for any reason Seller has no legal existence or is under no legal obligation to discharge any of the Seller Obligations, or if any of the Seller Obligations have become irrecoverable from Seller by reason of Seller's insolvency, bankruptcy or reorganization or by other operation of law or for any other reason, this Guaranty shall nevertheless be binding on Guarantor to the same extent as if Guarantor at all times has been the principal obligor on all such Seller Obligations.



     5.  Obligations of Guarantor Independent.

         (a) The obligations of Guarantor under this Guaranty shall be independent of the obligations of Seller, and a separate action or actions may be brought and prosecuted against Guarantor to recover all or any portion of the amounts due under the Purchase and Sale Agreement, whether or not any action is brought against Seller or in the event that Seller becomes subject to a bankruptcy, reorganization or similar preceding, to file any claim, and irrespective of whether Seller is joined in such action or actions.

         (b) Provided that GMACM or its agent has given written notice to Seller and Seller has failed to pay or perform the Seller Obligations within ten (10) Business Days after the date of any such notice, Guarantor agrees that this Guaranty may be enforced by GMACM against Guarantor without first resorting to or exhausting any other security or collateral, provided, however, that nothing contained in this Guaranty shall prevent GMACM from suing on, or from exercising any other rights under, any of the Purchase and Sale Agreement and provided, further, that GMACM agrees to first exhaust its remedies against the remaining portion of the Purchase Price payable to Seller under the Purchase and Sale Agreement. If such other remedy is availed of, only the net proceeds from such remedy, after deduction of all charges and expenses of every kind and nature whatsoever, shall be applied in reduction of the amount due under the Purchase and Sale Agreement.

     6. Negative Covenant of Guarantor. Guarantor agrees that, following any default that has not been cured to GMACM's satisfaction under the Purchase and Sale Agreement, until the final payment and performance in full of all of the Seller Obligations and any and all other obligations of Seller to GMACM, Guarantor shall not exercise any rights against Seller arising as a result of payment by Guarantor under this Guaranty, by way of subrogation or otherwise, Guarantor will not demand, sue for or otherwise attempt to collect any indebtedness of Seller to Guarantor, and Guarantor will not accept any payment or satisfaction of any kind of any indebtedness of Seller to Guarantor.

     7. Representations and Warranties of Guarantor. Guarantor represents and warrants to GMACM that:

         (a) Guarantor is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware;

         (b) Guarantor has a direct financial interest in Seller and will receive direct financial benefits and accommodations as a result of GMACM's purchase of mortgage servicing rights from Seller pursuant to the Purchase and Sale Agreement;

         (c) Guarantor has the necessary power and authority to execute and deliver this Guaranty and to perform its obligations hereunder, and such execution, delivery and performance do not constitute violations of any provisions of its partnership agreement, by-laws or any agreements or instruments to which it is a party; and

         (d) Guarantor will not become insolvent by entering into this Guaranty.

     8. Term. This Guaranty shall remain in full force and effect until the date on which all Seller Obligations have been paid or performed.

     9. Successors and Assigns; No Assignment. This Guaranty shall be binding upon Guarantor, its successors and permitted assigns, and shall inure to the benefit of and may be enforced by GMACM and its successors and permitted assigns. This Guaranty may not be assigned in whole or in part by GMACM or Guarantor, except that GMACM may assign its rights and obligations hereunder to any affiliated entity. Any purported assignment by Guarantor shall be void and shall not relieve Guarantor of any of its obligations under this Guaranty.

     10. Insolvency of Seller. In addition to all other rights of GMACM, if (a) an event shall occur which, pursuant to the terms of the Purchase and Sale Agreement, would entitle GMACM to require payment of any obligation guaranteed by this Guaranty, but (b) there shall be filed with respect to Seller a petition in bankruptcy or for similar relief under the United States Bankruptcy Code or any similar law, and by reason of such filing or as a result of any order of court, GMACM shall be prevented from obtaining such payment, then GMACM shall have the right to demand from Guarantor payment in full of, and Guarantor shall pay in full, all obligations guaranteed by this Guaranty, including all amounts, costs, fees and charges, due from Seller.

     11.  Further Assurances.

         (a) As long as this Guaranty is in full force and effect, Guarantor agrees to furnish GMACM annually, as soon as available and in any event within ninety (90) days after the end of Guarantor's fiscal year, Guarantor's most recent audited financial statements, prepared in accordance with generally accepted accounting principles (GAAP) applied on a consistent basis, and on a consolidated basis with Guarantor's subsidiaries. Such financial statements shall include a balance sheet, an income statement, a statement of retained earnings, a cash flow statement, all related notes to the financial statements, and the opinion of an independent certified public accountant, and shall be accompanied by a certificate signed by the chief financial officer of Guarantor stating that said financial statements fairly and accurately present the financial condition and results of operations of Seller (and, if applicable, its Affiliates) as at the end of, and for, such year. At such times and from time to time, with reasonable promptness, Guarantor also shall provide other financial information regarding the business, operations, properties or financial condition of Guarantor as GMACM may reasonably request.

         (b) Guarantor also agrees to execute all such documents as GMACM may consider reasonably necessary or desirable to give full effect to, and to perfect and preserve the rights and powers of GMACM under, this Guaranty.

         (c) Guarantor acknowledges and confirms that Guarantor itself has established its own adequate means of obtaining from Seller on a continuing basis all information desired by Guarantor concerning the financial condition of Seller and that Guarantor will look to Seller and not to GMACM in order for Guarantor to keep adequately informed of changes in Seller's financial condition.

         (d) If there is a partnership reorganization or restructuring of Guarantor or a sale or other transfer of a material portion of the assets of Guarantor, Guarantor agrees promptly to notify GMACM of the effects of such reorganization, restructuring, sale or other transfer on the financial worth of Guarantor. The phrase "or other transfer" in the preceding sentence does not include Guarantor's payment of a dividend in the ordinary course of business, including a dividend that passes through dividend payments made to Guarantor by its subsidiaries in the ordinary course of business.

     12. Amendments and Waivers. No amendment or waiver of any provision of this Guaranty nor consent to any departure by Guarantor from such provision shall be effective unless the same shall be in writing and signed by GMACM. No failure on the part of GMACM to exercise, and no delay in exercising, any right under this Guaranty shall operate as a waiver, nor shall any single or partial exercise of any right under this Guaranty preclude any other or further exercise of, or the exercise of, any other right under this Guaranty.

     13. Notices. All notices and other communications called for under this Guaranty shall be made in writing to the other party and, unless otherwise specifically provided, shall be deemed to have been duly made or given when delivered by hand or mailed first class, postage prepaid, addressed to Guarantor at the address set forth beneath its signature, or to GMACM at 100 Witmer Road, Horsham, PA 19044-0963, Attention: Chief Financial Officer, with a copy to the General Counsel at the same address, or at such address as either party may designate in writing to the other.

     14. Governing Law; Consent to Jurisdiction. THIS GUARANTY IS INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT AND SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF PENNSYLVANIA WITHOUT GIVING EFFECT TO INTERNAL CHOICE-OF-LAW RULES. Guarantor agrees that any suit for the enforcement of this Guaranty may be brought in the courts of the Commonwealth of Pennsylvania or any federal court sitting in that jurisdiction and consents to the nonexclusive jurisdiction of such court and to service of process in any such suit being made upon Guarantor by mail at the address specified by reference in Section 13. Guarantor waives any objection that it may now or subsequently have to the venue of any such suit or any such court or that such suit was brought in an inconvenient court.

     15. Waiver of Jury Trial. GUARANTOR WAIVES ITS RIGHT TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS GUARANTY, ANY RIGHTS OR OBLIGATIONS UNDER THIS GUARANTY OR THE PERFORMANCE OF ANY OF SUCH RIGHTS OR OBLIGATIONS.

     16. Miscellaneous. This Guaranty constitutes the entire agreement of Guarantor with respect to the matters set forth in this Guaranty. The rights and remedies provided are cumulative and not exclusive of any remedies provided by law or any other agreement. The invalidity or unenforceability of any one or more sections of this Guaranty shall not affect the validity or enforceability of its remaining provisions. Captions are for the ease of reference only and shall not affect the meaning of the relevant provisions. The meanings of all defined terms used in this Guaranty shall be equally applicable to the singular and plural forms of the terms defined.

     IN WITNESS WHEREOF, Guarantor has caused this Guaranty to be executed and delivered as of the date first written above.

                             GUARANTOR:

                             HARBOURTON HOLDINGS, L. P.,
                              a Delaware limited partnership

                             By:  HARBOURTON GENERAL
CORPORATION,
                               its managing general partner

                 By:  __________________________________________
                Print Name:  ___________________________________
                Title: _________________________________________

                 Address: ______________________________________
                          ______________________________________
                          ______________________________________

ATTEST:

By: ________________________________________
Print Name: _________________________________
Title:  ______________________________________

               (SEAL)


______________________________________)

)    SS:
______________________________________)


     The foregoing instrument was acknowledged before me this ______ day of April, 1997, by _________________________________,
the ____________ of HARBOURTON GENERAL CORPORATION in its capacity as general partner of HARBOURTON HOLDINGS, L. P., a Delaware limited partnership.



                      __________________________________________
                              Notary Public
          (SEAL)
                              My Commission Expires:
                      __________________________________________



GMACM ACKNOWLEDGES EXECUTION
AND DELIVERY OF THIS GUARANTY.

GMAC MORTGAGE CORPORATION



By: ____________________________________________
Print Name: _____________________________________
Title: ___________________________________________
Date: ___________________________________________


          (SEAL)




            EXHIBIT J TO PURCHASE AND SALE AGREEMENT

             Form of Seller's Officer's Certificate




State of Colorado             }  ss.
             of

     The undersigned, being first duly sworn, deposes and says that:

     1.   I am the duly elected President of Harbourton Mortgage
     Co., L. P. (the "Seller"), a limited partnership organized and existing under the laws of the State of Delaware,

     2. Except as identified in Schedule 3.6 to the Purchase and Sale Agreement (the " Purchase and Sale Agreement") dated as of April 30, 1997, between the Seller and GMAC Mortgage Corporation (the "Purchaser"), there is no litigation, proceeding or governmental investigation pending, or any order, injunction or decree outstanding which might materially affect any of the Mortgage Loans or the Servicing. Additionally, there is no litigation, proceeding or, to the Knowledge of Seller, governmental investigation existing or pending or to the Knowledge of Seller threatened, or any order, injunction or decree outstanding against or relating to Seller, or the Servicing, that has not been disclosed by Seller to Purchaser or its counsel in writing prior to the execution of this Agreement, which if adversely determined, individually or in the aggregate, could have a material adverse effect upon the Servicing or the other assets being purchased by Purchaser hereunder, or which would adversely affect the performance of the Company's obligations under the Agreement, nor does Seller know of any basis for any such litigation, proceeding, or governmental investigation.

     3. No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Seller of, or of compliance by the Seller with, the Purchase Agreement, or the consummation of the transactions contemplated by the Purchase Agreement.

     4. Neither the consummation of the transactions contemplated by, nor the fulfillment of the terms of the Purchase Agreement conflicts or will conflict with or results or will result in a breach of or constitutes or will constitute a default under the charter or by-laws of the Seller, the terms of any material indenture or other material agreement or instrument to which the Seller is a party or by which it is bound or to which it is subject, or any statute or order, rule, regulation, writ, injunction or decree of any court, governmental authority or regulatory body to which the Seller is subject or by which it is bound.

     5. Each person who, as an officer or representative of the Seller, signed the Purchase and Sale Agreement and any other document delivered prior hereto or on the date hereof in connection with the transaction described in the Purchase and Sale Agreement was, at the respective times of such signing and delivery duly elected or appointed, qualified and acting as such officer or representative, and the signatures of such persons appearing on such documents are their genuine signatures.

     6. Except as disclosed to Purchaser, the Mortgage Loans and the Servicing Rights referred to in the Purchase and Sale Agreement are not subject to any security interest, pledge or hypothecation for the benefit of any entity, institution or person. The Seller is not contractually obligated to sell the Servicing to any other party. The transfer, assignment and delivery of the Servicing and of the Escrow Accounts in accordance with the terms and conditions of the Purchase and Sale Agreement shall vest in the Purchaser all rights as servicer, free and clear of any and all claims, charges, defenses, offsets and encumbrances of any kind or nature whatsoever, including but not limited to those of the Seller.

     7. Attached hereto is a certified true copy of the resolution of the Board of Directors of the Seller with respect to the transactions governed by the Agreement.


                       _________________________________________
                                Rick W. Skogg
                                President


Subscribed and sworn to before me this        day of
1997
My term expires

                       _________________________________________
                                                   Notary Public


            EXHIBIT K TO PURCHASE AND SALE AGREEMENT

April 30, 1997


Harbourton Mortgage Co., L. P.
601 Fifth Avenue
Scottsbluff, NE  69361

Dear Sirs:

You have requested my opinion, as counsel to GMAC Mortgage Corporation, a Pennsylvania corporation (the "Purchaser"), with respect to certain matters in connection with the sale by Harbourton Mortgage Co., L. P. (the "Seller") pursuant to that certain Purchase and Sale Agreement, dated as of April 30, 1997 (the "Purchase Agreement") between the Seller and the Purchaser, of the Seller's servicing rights relating to certain Pools and Whole Loans serviced by the Seller, as defined in the Purchase Agreement. Capitalized terms not otherwise defined herein have their respective meanings set forth in the Purchase Agreement.

I have examined the following documents:

1.   the Purchase Agreement,

2.   the Interim Servicing Agreement,

3.    the  Subservicing Agreement (the Purchase  Agreement,  the
Interim  Servicing  Agreement   and the  Subservicing  Agreement
hereinafter referred to collectively as the "Agreements"),

4. such other documents, records and papers as I have deemed necessary and relevant as a basis for this opinion.

Based upon the foregoing, and subject to the qualification set forth at the end of this letter, it is my opinion that:

1. The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Pennsylvania.

2. The Purchaser has the requisite power to engage in the transactions contemplated by the Agreements and all requisite power, authority and legal right to execute and deliver the Agreements and to perform and observe the terms and conditions of such instruments.

3. The Agreements have been duly authorized, executed and delivered by the Purchaser and are legal, valid and binding agreements enforceable in accordance with their terms against the Purchaser, subject to bankruptcy laws and other similar laws of general application affecting rights of creditors and subject to the application of the rules of equity, including those respecting the availability of specific performance.

4. No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of, or of compliance by the Purchaser with, the Agreements, or the consummation of the transactions contemplated by the Agreements.

5. Neither the consummation of the transactions contemplated by, nor the fulfillment of the terms of the Agreements conflicts or will conflict with or results or will result in a breach of or constitutes or will constitute a default under the Articles of Incorporation or By-laws of the Purchaser, the terms of any material indenture or other material agreement or instrument to which the Purchaser is a party or by which it is bound or to which it is subject, or any statute or order, rule, regulation, writ, injunction or decree of any court, governmental authority or regulatory body to which the Purchaser is subject or by which it is bound.

6. There is no action, suit, proceeding or investigation pending or, to the best of my knowledge, threatened against the Purchaser which, in my judgment, either in any one instance or in the aggregate, may reasonably be expected to result in any material adverse change in the business, operations, financial condition, properties or assets of the Purchaser or in any material impairment of the right or ability of the Purchaser to carry on its business substantially as now conducted or in any material liability on the part of the Purchaser or which would draw into question the validity of the Agreements or of any action taken or to be taken in connection with the transactions contemplated thereby, or which would be likely to impair materially the ability of the Purchaser to perform under the terms of the Agreements.

The opinions rendered in paragraphs 4 and 5 above are subject to the need to obtain the consents of applicable investors to the transfer of the servicing subject to the Purchase Agreement.

I do not undertake to advise you of matters which may come to my attention subsequent to the date hereof which may affect my legal opinions expressed herein.

This opinion is delivered to you solely for your use in connection with the execution and delivery of the Purchase and Sale Agreement. This opinion is not to be used, circulated, quoted or otherwise referred to for any other purpose, or to or by any other person, with or without reference to my name, without my prior express written consent.

Very truly yours,