Form 10-Q
period 1997-09-30
HARBOURTON FINANCIAL SERVICES L P
filed 1997-11-26
CIK 820167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

IXI  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               OR

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

At November 26, 1997, registrant had 41,169,558 Preferred Units outstanding.
                        TABLE OF CONTENTS

                             PART I


Item      1.  Financial Statements

Consolidated Balance Sheet as of December 31, 1996  3

Condensed Consolidated Statement of Net Assets in Liquidation as of
 September 30, 1997 (unaudited)                     4

Consolidated Statement of Operations for the Three Months and Nine
 Months Ended September 30, 1996 (unaudited)        5

Condensed Consolidated Statement of Changes in Net Assets in Liquidation
 For the Nine Months Ended September 30, 1997 (unaudited)    6

Consolidated Statement of Cash Flows for the Nine Months Ended September
 30, 1996 (unaudited)                               7

Notes to Consolidated Financial Statements as of September 30, 1997
 (unaudited)                                        8

Item      2.Management's Discussion and Analysis of Financial
Condition and Results of Operations                  18

                             PART II

            OTHER INFORMATION                                  24

            SIGNATURES                                         25


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                   Consolidated Balance Sheet
                     as of December 31, 1996
          (After Corporate Reorganization  --  Note 1)
                    (audited) (in thousands)

ASSETS
     Cash and cash equivalents                            $    1,951
     Mortgage loans held for sale, net                       214,609
     Mortgage loans held for investment, net of                3,178
      reserves of $307
     CMO bonds, residual interests, investment
      securities and SMATs, net of accumulated                 3,583
      amortization of $577
     Notes receivable - affiliates                               587
     Investment in loans repurchased from GNMA                40,127
      pools, net of reserves of $1,120
     Advances receivable, net of reserves of $3,984            5,709
     Mortgage servicing rights, net of accumulated            41,773
      amortization of $9,268
     Deferred acquisition, transaction and borrowing
      costs, net of accumulated amortization of                2,825
      $1,075
     Property, equipment and leasehold improvements,
      net of accumulated amortization of $4,567                5,773
     Investment in affiliates                                    405
     Due from affiliates                                          --
     Excess cost over identifiable tangible and
      intangible assets acquired, net of accumulated           2,633
      amortization of $577
     Bulk and flow sales of servicing receivables             52,658
     Other assets                                              8,309
Total Assets                                                $384,120

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Installment purchase and sale obligations -              $   1,303
   servicing
  Foreclosure, repurchase and indemnification                  6,403
   reserves
  Lines of credit & short-term borrowings                    212,388
  Servicing facility                                          54,400
  Notes payable - affiliates                                  38,412
  Due to affiliates                                            1,678
  Accounts payable and other liabilities                      10,604
Total Liabilities                                            325,188

Partners' Capital                                             58,932

Total Liabilities and Partners' Capital                     $384,120

The accompanying notes are an integral part of these consolidated financial statements.


    HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                 (a partnership in liquidation)

  Condensed Consolidated Statement of Net Assets in Liquidation
                    as of September 30, 1997
                   (unaudited) (in thousands)

Assets, at estimated realizable values:
     Cash and cash equivalents                             $19,217
     Mortgage loans held for investment                    14,960
     Investment in loans repurchased from GNMA pools       1,552
     Advances receivable                                   5,285
     Mortgage servicing rights                             1,297
     Mortgage servicing receivables                        25,947
  Other assets                                            5,866
Total Assets                                              $74,124

Less - Liabilities, at estimated settlement amounts:
  Installment purchase and sale obligations -               1,420
   servicing
  Foreclosure, repurchase and indemnification              12,494
   reserves
  Notes payable - affiliates                               14,131
  Due to affiliates                                           122
  Accounts payable and other liabilities                    3,591
Total Liabilities                                          31,758

Net Assets in Liquidation                                 $42,366






The accompanying notes are an integral part of these unaudited consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              Consolidated Statements of Operations
     For the Three and Nine Months Ended September 30, 1996
                   (unaudited) (in thousands)

                                           Three         Nine
                                           Months       Months
                                           Ended        Ended
                                           September 30, 1996
REVENUES
  Loan servicing fees                   $  6,091      $  18,752
  Ancillary income                          1,703        5,527
  Gain on sale of defaulted loans to         167          678
    affiliates
  Investment income net of interest        3,663        8,129
    expense on escrows
       Total servicing revenue             11,624       33,086

  Gain on sale of mortgage loans and
   related mortgage servicing rights       5,617        15,280
  Interest income, net of related          1,760        4,242
   warehouse interest expense
  Other production income                   3,819       11,331
     Total production income - gross       11,196       30,853

  Other investment and interest income         430       4,083
     Total Revenue                          23,250       68,022

EXPENSES
     Servicing costs                         2,370        7,141
  Prepayment costs and interest                610          1,783
   curtailments
  Provision for foreclosure losses          1,500        5,093
  Amortization of mortgage servicing        3,311        8,812
   rights
     Total servicing expenses                7,791        22,829

  Loan production and secondary marketing   10,312       28,540
   costs

  General and administrative costs,           1,633        4,845
   including management fees
  Interest expense - term loans               1,014        2,542
  Other interest expense                        276          1,073
  Other interest expense-affiliates, net        694          1,778
   of interest income-affiliates
  Other amortization and depreciation           599       1,500
     Total Expenses                           22,319       63,107
  Net Income Before Equity in Earnings of
  Affiliates and Gain on Bulk Sale of            931        4,915
  Servicing
  Equity in earnings of affiliates               (9)          (4)
  Gain on bulk sale of servicing                 220           220
  Net Income                                  $  1,142     $  5,131
  Net Income per Preferred Unit, based on
   41,170 and 41,495 weighted average        $      .03   $      .12
   number of Preferred Units
   outstanding, respectively

The accompanying notes are an integral part of these unaudited consolidated financial statements.


       HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
          For The Nine Months Ended September 30, 1996
                   (unaudited) (in thousands)

                                                      Nine Months
                                                        Ended
                                                      September
                                                      30, 1996
Cash Flows From Operating Activities:
  Net Income                                           $   5,131
     Adjustments to reconcile net income to net cash from
      operating activities:
     Gain on sale of defaulted loans                        (678)
     Gain on sale of CMO bonds, residual interests        (2,486)
      and SMATs
     Net unrealized gain on CMO bonds, residual           (1,043)
      interests and SMATs
     Gain on bulk sale of originated servicing              (220)
     Mortgage servicing rights valuation recovery          (1,042)
     Amortization and depreciation                         11,354
     Equity in earnings of affiliates                           4
     Provision for foreclosure losses                       5,093
     Changes in operating assets and liabilities:
       Mortgage loans held for sale and investment,net     63,163
       Advances receivable                                (11,987)
       Other assets                                       (18,638)
       Due to/from affiliates                              31,228
       Accounts payable and other liabilities              (5,942)
   Net Cash Flows  From Operating Activities               73,937
   Net Cash Flows  From Investing Activities:
    Proceeds from sale of CMO bonds, residual               5,550
     interests and SMATs
    Gain on sale associated with retained servicing       (20,363)
    Proceeds from bulk sale of originated servicing         3,546
    Settlement of installment purchase obligation          (8,017)
    Funding of deferred acquisition and transaction          (226)
     costs
    Amortization of CMO bonds, residual interests, and       1,222
     investment securities
    Investment in subsidiary                                  (100)
    Purchases of property and equipment                     (3,025)
  Net Cash Flows  From Investing Activities                (21,413)
  Cash Flows From Financing Activities:
    Net payments on lines of credit and short-term         (63,811)
     borrowings
    Principal payments on term loans                       (48,673)
    Funding of deferred loan costs                            (387)
    Term debt advances                                      71,658
    Redemption of Preferred Units                           (1,100)
    Net borrowings from notes payable - affiliates          25,668
  Net Cash Flows From Financing Activities                 (16,645)
  Increase in cash and cash equivalents                     35,879
  Cash and cash equivalents at beginning of period           2,273
  Cash and cash equivalents at end of period               $38,152

 The accompanying notes are an integral part of these unaudited consolidated financial statements.


      HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                 (a partnership in liquidation)

  Condensed Consolidated Statement of Changes in Net Assets in
                           Liquidation
                   (unaudited) (in thousands)


Net partners' equity at December 31, 1996                   $58,932

Net loss during the three months ended March 31,1997         (2,718)

Adjustment of carrying values of assets and liabilities to estimated realizable values and estimated settlement amounts, respectively, at
March 31, 1997, upon adoption of liquidation basis of accounting:

     Mortgage loans held for sale                             1,393
     Mortgage servicing rights                                9,006
     Property, equipment and leasehold improvements            (779)
     Foreclosure, repurchase and indemnification reserves    (2,400)
     Other liabilities related to liquidation                (5,830)

Net assets in liquidation at March 31, 1997                 $57,604

Changes from March 31, 1997 in estimated realizable values and estimated settlement amounts:

     Mortgage servicing rights                               (3,561)
     Property, equipment and leasehold improvements            (238)
     Foreclosure, repurchase and indemnification reserves    (8,509)
     Other liabilities related to liquidation                (2,930)

Net assets in liquidation at September 30, 1997              $42,366


Preferred Units outstanding at March 31 and                   41,170
September 30, 1997



 The accompanying notes are an integral part of these unaudited consolidated financial statements.


HARBOURTON FINANCIAL SERVICES L.P. AND SUBSIDIARIES
                 (a partnership in liquidation)

           Notes to Consolidated Financial Statements
            December 31, 1996 and September 30, 1997


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

After the allocation of profits or losses and the payment of or provision for all debts, liabilities and obligations of the
Partnership, liquidating distributions are allocated to the General Partner and Preferred and Subordinated Unitholders in accordance with and in proportion to their respective capital account balances as determined in accordance with the HBT Agreement. At September 30, 1997, the Subordinated Unitholders capital account balances totaled $0. Management believes that there will be no liquidating distributions distributed to Subordinated Unitholders.

Note 2. Summary of Significant Accounting Policies (Consolidated Balance Sheet at December 31, 1996 and Statement of Operations and Cash Flows for the Three and Nine Months Ended September 30, 1996 - Going Concern Basis of Accounting)

Basis  of  Presentation - The consolidated  financial  statements primarily  include the accounts of HBT, HMCLP,  HFC,  and  a  50%
equity   interest   in   HTP.  All  intercompany   accounts   and
transactions have been eliminated in consolidation.

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

Note 3. Summary of Significant Accounting Policies (Consolidated Statement of Net Assets in Liquidation as of September 30, 1997 and Consolidated Statement of Changes in Net Assets in Liquidation For the Three and Nine Months Ended September 30, 1997 - Liquidation Basis of Accounting)

All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Partnership, the General Partner or by officers, directors or employees of the General Partner acting on the Partnership's behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the liquidation or operations of the Partnership to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could materially affect such forward-looking statements are the following: market conditions in the mortgage banking industry, prevailing interest rates, the realization of contingent payments owing to the Partnership, the Partnership's ability to dispose of its remaining assets at expected prices, the settlement of and provision for contingent liabilities and claims, the length of time required to complete the disposition of the Partnerships assets and the Partnership's liquidation, the actual costs incurred in the liquidation, general business and economic conditions and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). All cautionary statements made herein should be read as being applicable to all forward-looking statements by or on behalf of the Partnership wherever they appear, including, but not limited to, all subsequent written and oral forward-looking statements.

Basis of Presentation - The condensed consolidated financial statements primarily include the accounts of HBT, HMCLP, and HFC. All intercompany accounts and transactions have been eliminated in consolidation. As a result of the Partnership's determination to liquidate during January 1997 (see Note 4), the Partnership has changed its basis of accounting from a going concern basis to a liquidation basis of accounting. Under the liquidation basis of accounting, carrying values of assets are presented at estimated net realizable values and liabilities are presented at estimated settlement amounts. The basis for determining estimated net realizable values and estimated settlement amounts are described below. At March 31, 1997, certain secured obligations were offset against the related assets. However, at September 30, 1997, secured obligations were not offset against the related assets.


Mortgage Loans Held for Investment - Mortgage loans held for investment are stated at the amount of unpaid principal and accrued interest, reduced by an allowance for loan losses, based upon management's evaluation of the economic conditions of borrowers, loan loss experience, collateral value and other relevant factors, which approximates estimated net realizable value.

Investment in Loans Repurchased from GNMA Pools - The investment in loans repurchased from GNMA pools consists of the amount of unpaid principal, interest, and funds advanced for mortgagor escrow deficits, foreclosures and other investor requirements. A reserve for uncollectible items (based on loan types and loan loss experience) has been established for those receivables which management estimates are not recoverable. The investment in loans repurchased from GNMA pools approximates its estimated net realizable value at September 30, 1997 except for certain loss reserves which are included in foreclosure, repurchase and indemnification reserves in the accompanying condensed consolidated statement of net assets in liquidation.

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

Mortgage Servicing Rights - Mortgage servicing rights are stated at their net estimated realizable value which was determined based on agreements in principle reached on September 30, 1997.

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

From time to time, legislation has been introduced in Congress that would have the effect of extending the December 31, 1997 grandfather date or eliminating altogether the relevant provisions of the 1987 Act. Subsequent to the Partnership's decision on January 31, 1997 to liquidate, legislation passed as part of the Taxpayer Relief Bill of 1997, that was signed by the President on August 5, 1997, that will tax publicly traded partnerships 3.5% of its gross income from operations beginning January 1, 1998. This provision was not beneficial to the Partnership for two reasons. First, the legislation was passed after the plan of liquidation was nearly complete and secondly, the cost of the 3.5% tax on gross income is a greater tax burden that the tax cost of operating as a corporation.

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

Although no assurances can be given, the General Partner believes that substantially all of the Partnership's assets can be disposed of and liabilities can be settled in an orderly fashion and that the net proceeds thereof can be distributed to its Preferred Unitholders by the end of 1997.

Disposition of Assets - See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidation of
Assets"

Wind Down of Operations - Upon completion of the disposition of the Partnership's assets and settlement of liabilities, the Partnership will be required to wind down the operations of the disposed units including, without limitation, the production, servicing and related general administration functions including financial reporting and accounting. Upon completion of the wind down functions, the Partnership will be required to terminate employees not hired by the purchasers of the Partnership's business units. Towards this end, the Partnership has announced and provided notice of termination (in accordance with the Worker's Adjustment and Retraining Notification Act, WARN) to all employees located in its corporate headquarters located in Aurora, Colorado. Accordingly, at September 30, 1997, the Partnership has provided for anticipated severance costs which include a component to induce certain notified employees to remain until the liquidation is complete in order to ensure the Partnership meets all obligations to its investors and creditors.

Liquidating Distribution - Once the assets of the Partnership have been sold and the Partnership's creditors have been paid in full, or adequate provision for such payment has been made, the General Partner will cause the Partnership to pay liquidating distributions to Unitholders upon the surrender of their Units. While the exact timing and nature of any liquidating distributions cannot be precisely determined at this time, the Partnership expects to make such distributions during the month of December 1997. However, because of the nature of the Partnership's business, it is possible that Unitholders may receive a portion of their distributions in the form of an interest in another entity, such as a liquidating trust. Any such interests would not, in all likelihood, be transferable by a Unitholder.

During  the  fourth  quarter of 1997, the Partnership  may  incur additional expense and liabilities associated with its liquidation, including, without limitation, expenses incurred in connection with the disposition of its business operations and its winding down. In order for distributions to be made to the Unitholders at the end of 1997, the General Partner will have to make provision for the post-1997 liabilities of the Partnership, by means of a liquidating trust, an arrangement with another entity (including an affiliate of its General Partner), or other procedure. The post-1997 liabilities represent obligations of the Partnership which will survive beyond December 31, 1997, such as indemnification or repurchase obligations with respect to mortgage loans and servicing rights sold or to be sold in prior periods or in 1997 or indemnification obligations with respect to business operations sold or to be sold in 1997. The actual amount of such additional expenses to be incurred by the Partnership in the fourth quarter of 1997 may be different from those estimated and is dependent in part on factors beyond the Partnership's control, such as the timing and difficulty of the disposition of the Partnership's assets and the winding-down process. In addition, the net amount ultimately available for distribution from the liquidated Partnership depends on many unpredictable factors, such as the amounts ultimately realized on the sale of the remaining assets, carrying costs of the assets prior to sale, collection of receivables, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

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

Note 5.   Contingencies

During the third quarter of 1997, HMCLP was sued in the state of Colorado by a mortgagor, in which HMCLP was servicing the mortgage loan, alleging, on behalf of the mortgagor and on behalf of an alleged class of similarly situated mortgagors that certain escrow refunds were not made in a timely manner. Discussions to dismiss this case have been made with the Plaintiff's attorneys. If not dismissed, management intends to defend this case vigorously.

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

The decrease in the Partnership's net assets in liquidation from approximately $57.6 million (or $1.40 per Unit) at March 31, 1997 to approximately $42.4 million (or $1.03 per Unit) at September 30, 1997 is attributable to the following: i) an increase in the Partnership's foreclosure and repurchase and indemnification reserves of approximately $8.5 million (representing a net increase of approximately $3.8 million from June 30, 1997), ii) a decrease in the estimated net realizable value of the Partnership's mortgage servicing rights of approximately $3.6 million (based on actual realized sales that occurred during the third and fourth quarters of 1997 and representing a net decrease in estimated realizable value of approximately $.6 million from June 30, 1997), iii) a decrease in the estimated net realizable value of the Partnership's fixed assets of approximately $.3 million (based on actual realized sales that occurred during the third quarter of 1997), and iv) an increase in the Partnership's estimate of liquidation costs of approximately $2.9 million, of which $5.7 million has already been incurred. This represents a net increase of $.6 million from June 30, 1997, of which $3.5 million was incurred during the quarter ended September 30, 1997.

The higher foreclosure and repurchase and indemnification reserves reflect i) the occurrence of foreclosure losses at a higher rate than previously forecast and a corresponding increase in the Partnership's estimate of future foreclosure losses and
ii) the assertion against the Partnership of a greater volume of repurchase claims than previously forecast and a corresponding increase in the Partnership's estimate of such claims in the future. Additional facts that become known during the anticipated liquidation period could increase or decrease the reserve recorded at September 30, 1997.

The increase in the Partnership's estimate of liquidation costs of approximately $2.9 million is due primarily to the occurrence of and an increase in future accruals for i) legal costs and ii) administrative services costs related to the wind-down of the Partnership through the end of the fiscal year. These increases are due in part to a lengthening of time required to liquidate the Partnership.

The Partnership currently estimates that the amount to be received in liquidation by its Preferred Unitholders will be approximately $1.03 per unit. Such estimated value involves known and unknown risks, uncertainties and other factors that could cause the actual liquidation value of the Partnership to be materially different from the estimated value. Among the factors that could materially affect such estimated value are the following: the realization of contingent payments owing to the Partnership (affected by market conditions in the mortgage banking industry and prevailing interest rates), the Partnership's ability to dispose of its remaining assets at expected prices, the settlement of and provision for contingent liabilities and claims, including the Partnership's foreclosure reserve and reserve for indemnification and repurchase obligations with respect to mortgage loans and servicing rights sold, the length of time required to complete the disposition of the Partnership's remaining assets and the Partnership's liquidation, the actual costs incurred in the liquidation, general business and economic conditions and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

Recent Developments

Liquidation of Partnership and Subsequent Events
On January 31, 1997, pursuant to the HBT Agreement (as amended and restated) the Board of Directors of the General Partner determined that there was a substantial risk that an Adverse Tax Consequence (as defined below) would occur within one year and that it was in the best interests of the Partnership and the holders of beneficial interests in the Partnership (collectively, "Unitholders") to sell or otherwise dispose of all of the assets of the Partnership and to liquidate the Partnership as soon as reasonably practicable. Pursuant to Section 8.10 of the HBT Agreement, in the event that the General Partner reasonably believes that within one year there is a substantial risk of the Partnership being treated for federal income tax purposes as a corporation (an "Adverse Tax Consequence") as a result of, among other things, a reclassification of the Partnership as a corporation under the Revenue Act of 1987 (the " 1987 Act") for its first taxable year beginning after December 31, 1997, the General Partner may take certain actions (described further below), including the liquidation of the Partnership, upon not less than 30 days prior written notice to the Partners and the Unitholders unless, prior to the taking of such action, the Unitholders shall have voted against such action by a vote of at least two-thirds of all Limited Partnership Interests in the Partnership. Affiliates of HBT and the General Partner are the owners of approximately 85% of the issued and outstanding Preferred Units, and thus, no vote was taken.

Liquidation of Assets

During the first quarter of 1997, the Partnership began the process of liquidating its assets. The disposition of the Partnership's significant assets can be summarized into the following categories: i) wholesale production operations, ii) retail production operations, iii) remaining servicing assets,
iv) servicing operation, and v) other assets.

Wholesale Production Operations
On March 31, 1997, the Partnership's subsidiary, HMCLP, sold its wholesale loan production branch operations to CrossLand Mortgage Corp. ("CrossLand"), a subsidiary of First Security Corporation, for approximately $4 million in cash. In addition, HMCLP will receive an earnout payment based on the aggregate principal amount of loans generated, between $1.5 billion and $4.0 billion, from the transferred facilities during the thirteen months following the closing date of March 31, 1997. If the aggregate principal amount of loans generated is less than $1.5 billion, the Partnership will not receive an earnout payment. If
CrossLand maintains the same volume of wholesale loan originations as HMCLP experienced in 1996 (approximately $2.8 billion), this earnout payment would total approximately $3.3 million. For the seven months ended October 31, 1997, CrossLand's wholesale loan origination volume exceeded HMCLP's 1996 wholesale loan origination volume for the same period. Accordingly, management has established a receivable for this actual and future estimated amount, totaling approximately $4.3 million, which is recorded as a component of other assets in the accompanying September 30, 1997 consolidated financial statements. The purchase did not include the wholesale mortgage loan pipeline being processed by HMCLP at the time of the sale. These excluded loans were processed and closed for HMCLP's account by CrossLand pursuant to an administrative services agreement between the parties.

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

Servicing Assets and Servicing Operations
Effective April 30, 1997, the Partnership executed a purchase and sale agreement with an unrelated third party for the sale of the Partnership's servicing rights related to non-recourse FNMA and Freddie Mac loans and GNMA loans with unpaid principal balances totaling approximately $1.5 billion. The transfer of the servicing responsibilities occurred in July 1997. Net proceeds, which were substantially collected in July and August 1997, from the sale approximated $25.7 million and were used to reduce the Partnership's servicing facility.

Effective July 31, 1997, the Partnership sold to an unrelated third-party approximately $1.1 billion of its remaining servicing portfolio and its National Servicing Center located in Scottsbluff, Nebraska. The Partnership expects to receive net proceeds, after transaction and transfer costs, of approximately $18.4 million from this sale. Proceeds received to date were used to reduce Harbourton's debt. The Partnership's Servicing Center, including the operations, facilities, fixed assets and employees, was sold along with the Partnership's GNMA pool buyout and reinstatement unit, its streamline refinance capability and certain fixed assets located in Aurora, Colorado for approximately $1.85 million.

In connection with the sales of the National Servicing Center and of the $1.1 billion servicing portfolio, Harbourton entered into an Administrative Services Agreement with a subsidiary of the unaffiliated third party pursuant to which the subsidiary will perform, on a fee basis, certain services on Harbourton's behalf, including various ongoing servicing and loan administration functions.

The Partnership has negotiated with two unaffiliated third parties to sell its remaining servicing portfolio available for sale with unpaid principal balances totaling approximately $85 million. Agreements in principle were reached on September 30, 1997. The carrying value of the servicing is reflected at its net realizable value, based upon these sales transactions, in the accompanying September 30, 1997 consolidated financial statements.

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

Subsequent to June 30, 1997, the Partnership sold a portion of its mortgage loans held for investment portfolio totaling approximately $3.3 million to an unrelated third party for
approximately   $3.1  million.   It  is  anticipated   that   any
additional mortgage loans repurchased during 1997 and the remaining portfolio will be marketed and sold in a similar fashion. A reserve for anticipated future repurchase losses has been established at September 30, 1997.

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

Investment in Loans Repurchased from GNMA Pools
At April 30 and August 31, 1997, the Partnership sold approximately $35 million and $10 million, respectively of its investment in loans repurchased from GNMA pools to unrelated third parties for an amount that approximated its net book value. The Partnership is negotiating a sales transaction with an unrelated third party with respect to its remaining investment in loans repurchased from GNMA pools. The Partnership expects to sell these assets for an amount that approximates their net book value at September 30, 1997.

Other
During the third quarter of 1997, the Partnership sold its remaining property, plant and equipment and mortgage loans held for sale for an amount that approximated their net book value.

The Partnership will market and dispose of its remaining operating receivables and operating payables which are reflected at their current estimated liquidation amounts and settlement amounts, respectively, in the accompanying consolidated statement of net assets in liquidation as of September 30, 1997. Operating receivables (reflected as other assets in the accompanying consolidated financial statements) consists primarily of production operation receivables, mortgage loan interest receivables, trade receivables, and prepaid assets (e.g., insurance and maintenance contracts). Operating payables
(reflected as accounts payable and other liabilities in the accompanying consolidated financial statements) consists primarily of production operation payables, interest payables on lines of credit and other debt, and trade payables and an estimate of operating expenses in excess of operating revenues expected to be incurred through liquidation. The actual amounts realized from the sale of the Partnership's assets and the actual settlement amounts of the Partnership's remaining liabilities could differ materially from their current carrying values.

Reduction in Borrowing Facilities

On September 30, 1997, the Partnership terminated all of its bank
borrowing   facilities.   The  Partnership's  notes  payable   to
affiliates were paid off subsequent to September 30, 1997.

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

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

During the third quarter of 1997, HMCLP was sued in the state of Colorado by a mortgagor, in which HMCLP was servicing the mortgage loan, alleging, on behalf of the mortgagor and on behalf of an alleged class of similarly situated mortgagors that certain escrow refunds were not made in a timely manner. Discussions to dismiss this case have been made with the Plaintiff's attorneys. If not dismissed, management intends to defend this case vigorously.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

a.  Exhibits:

1) The Asset Purchase Agreement between Harbourton Mortgage Co., L.P. and Lehman Brothers Holdings Inc., dated July 31, 1997
2) The Mortgage Servicing Purchase and Sale Agreement between Harbourton Mortgage Co., L.P. and Lehman Brothers Holdings Inc., dated July 31, 1997



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

s/ Jack W. Schakett   Chief Executive Officer and  November   26,
                      Director of                  1997
Jack W. Schakett      the     General     Partner
                      (Principal        Executive
                      Officer)

s/ Bill L. Reid III   Chief Accounting Officer     November   26,
                                                   1997
Bill L. Reid III


                    ASSET PURCHASE AGREEMENT

          ASSET PURCHASE AGREEMENT (the "Agreement"), made this
31st day of July, 1997, by and between HARBOURTON FINANCIAL
SERVICES L.P., a Delaware limited partnership (the "Seller"), and
LEHMAN BROTHERS HOLDINGS INC., a Delaware corporation
("Purchaser").

          WHEREAS, Seller, through certain subsidiaries, owns and operates a mortgage servicing business (including GNMA pool buyout and reinstatement services and GNMA streamline refinance services) through its National Servicing Center in Scottsbluff, Nebraska and headquarters in Aurora, Colorado ("NSC"); and

          WHEREAS, upon the terms and conditions set forth herein, Seller desires to cause its subsidiaries, Harbourton Mortgage Co., L.P. ("HMC") and Harbourton Funding Corporation ("HFC") (each a "Selling Affiliate" and collectively, the "Selling Affiliates") to sell, and Purchaser desires to purchase or cause a subsidiary (the "Designee") to purchase, certain of the assets of, and assume certain related liabilities of Seller relating to, NSC (in each case subject to certain exceptions) (the "Purchased Assets").

          NOW, THEREFORE, in consideration of the premises and the respective representations, warranties and covenants contained herein, the parties hereto hereby agree as follows:

                            ARTICLE I
                           DEFINITIONS

          l.1 Certain Definitions. As used in this Agreement, the following terms shall have the respective meanings ascribed to them in this Section:

               "Affiliate" means, as to any party, any entity which directly or indirectly, is in control of, is controlled by, or is under common control with, such party;
     and any officer or director of such party.   For purposes of
     this definition, an entity shall be deemed to be "controlled by" a party if the party possesses, directly or indirectly, power either to (i) vote 50% or more of the securities (including convertible securities) having ordinary voting power for the election of directors of such entity or (ii) direct or cause the direction of the management or policies of such entity whether by contract or otherwise; provided, however, that for purposes of Section 3.18, the term "Affiliate" shall be limited to any person who would be treated as a member of a controlled group under Section 4001 of ERISA or Section 414 of the Code.

               "Authority" means any federal, state, provincial or local, or any foreign governmental or regulatory agency or authority.

               "Business Day" means any day other than a Saturday, Sunday, or a day on which banking institutions in New York, New York are authorized or obligated by law or executive order to close.

               "Code" means the US Internal Revenue Code of
     1986, as amended.

               "Colorado Location" means Suite 601, 2530 So.
     Parker Road, Aurora, Colorado.

               "Employee" means a salaried or hourly employee of Seller whose services are rendered primarily for the benefit of NSC.

               "ERISA" means the Employee Retirement Income
     Security Act of 1974, as amended.

               "Interim Expenses" means the out-of-pocket expenses incurred prior to the Closing Date by Seller and the Selling Affiliates for the benefit of Purchaser which are described on Schedule 2.1(l) hereto.

               "Loss" or "Losses" means all claims, losses, damages, liabilities, assessments, fines, judgments, consultants' fees, administrative costs, actions, suits, proceedings, interest, penalties and expenses (including settlement costs and any reasonable legal or other expenses for investigating or defending any actions or threatened actions or for enforcing rights of indemnity and defense) (individually a "Loss" and collectively "Losses").

               "Liability" means any direct or indirect liability, indebtedness, obligation, expense, claim, loss, damage, deficiency, guaranty or endorsement of or by any Person, absolute or contingent, primary or secondary, accrued or unaccrued, due or to become due, liquidated or unliquidated.

               "Nebraska Location" means 601 Fifth Avenue and
     615 S. Beltline East, Scottsbluff, Nebraska, and the surrounding area of real estate owned by the Selling
     Affiliates and utilized by Selling Affiliates to conduct the NSC business.

               "Person" means an individual, a corporation, a limited liability company, a partnership, an association, an Authority, a trust or other entity or organization.

               "Section 4 Material Adverse Effect" means a material adverse effect on, or material adverse change in, the ability of Purchaser to perform its obligations under this Agreement or any other agreement contemplated hereby.

               "Section 3 Material Adverse Effect" means a material adverse effect on, or material adverse change in,
     (i) the Purchased Assets or (ii) the ability of Seller to perform its obligations under this Agreement or any other agreement contemplated hereby.

               "Securities Act" means the Securities Act of
     1933, as amended.

               "Taxes" means all federal, state, local, foreign and other net income, gross income, gross receipts, sales, use, ad valorem, transfer, franchise, property, license, withholding, payroll, employment, excise, occupation, premium or other tax, fee, or assessment imposed by any governmental authority including interest penalties and other additions imposed with respect thereto.

               "Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

               "Transaction Documents" means this Agreement, the Assumption Agreement, the Warranty Deed, the Bill of Sale, the Guaranty and the Transition Services Agreement.

               "Transactions" means the purchase and sale of the Purchased Assets and the other transactions contemplated by any Transaction Documents.

               "Transition Services Agreement" means the
     Administrative Services Agreement to be executed between Purchaser and Seller on the Closing Date in substantially the form attached as Exhibit C.

          1.2 Other Defined Terms. The following terms are defined elsewhere in this Agreement:

               Term                                    Section

               Agreement                               Background
               Assigned Contracts                      2.1(m)
               Assigned Subservicing Contracts         2.1(b)
               Assumption Agreement                    2.3
               Assumed Liabilities                     2.3
               Bill of Sale                            2.7(b)(i)
               Closing                                 2.7(a)
               Closing Date                            2.7(a)
               Colorado Personal Property              2.1(d)
               Customer List                           2.1(g)
               Designated Employees                    5.12(a)
               DOJ                                     3.4
               Environmental Laws                      3.14(a)
               Excluded Assets                         2.2
               FTC                                     3.4
               Guaranty
2.7(b)(viii)
               Inventory                               2.1(e)
               Liens                                   3.6(b)
               Materials of Environmental Concern      3.14(a)
               Multiemployer Plan                      3.18(e)
               Nebraska Real Property                  2.1(a)
               Necessary Permits                       3.14(f)
               Net Loss                                7.4(c)
               NSC Personal Property                   2.1(c)
               NSC Personal Property Depreciation Adjustment
2.6
               Plans                                   3.18(a)
               Prepaid Expenses                        2.1(1)
               Purchase Price                          2.6
               Purchased Assets                        Recitals
               Purchaser                               Background
               Purchaser's Health Plan                 5.12(d)
               Purchaser's Pension Plan                5.12(i)
               Purchaser's Savings Plan                5.12(h)(i)
               Representatives                         5.4
               Restricted Business                     5.13
               Restriction Period                      5.13
               Retained Liabilities                    2.4
               Seller                                  Background
               Seller's 401K Plan                      5.12(h)(i)
               Selling Affiliates                      Background
               Systems                                 2.1(f)
               Transferred Employees                   5.12(a)
               Transition Services Employees           5.12(a)
               Vacation Pay Liabilities                2.3(b)
               Vehicles                                2.1(k)
               Warranty Deed                           2.7(b)(ii)


                           ARTICLE II
                         THE TRANSACTION

          2.1 Sale and Purchase of Purchased Assets. Upon the terms and subject to the satisfaction or waiver of the conditions set forth in this Agreement, and on the basis of the representations, warranties, covenants and agreements set forth in this Agreement, at the Closing, Seller shall transfer, sell, convey, assign and deliver, or cause to be transferred, sold, conveyed, assigned and delivered by the Selling Affiliates, to Purchaser or its Designee, and Purchaser shall purchase and accept or cause its Designee to accept from Seller and the Selling Affiliates, all of Seller's and the Selling Affiliates' right, title and interest in and to the Purchased Assets.
Subject to Section 2.2, the Purchased Assets shall include, without limitation, the following:

               (a) all real property and leasehold interests and estates in real property located at the Nebraska Location and more particularly described on Schedule 2.1(a) hereto, together with all easements, privileges, rights-of-way, riparian and other water rights, lands underlying any adjacent streets or roads, appurtenances, licenses, permits and other rights pertaining to or accruing to the benefit of such real property and leasehold interests and estates in real property, and all buildings, structures, towers and improvements situated, mounted and located thereon (collectively, the "Nebraska Real Property");

               (b) the mortgage subservicing contracts listed on
     Schedule 2.1(b) hereto, together with such other mortgaging subservicing contracts as the parties hereto shall mutually agree on or prior to the Closing Date shall be transferred to the Purchaser or its Designee pursuant to the terms of the Mortgage Servicing Purchase and Sale Agreement executed by the Purchaser and Seller simultaneously herewith (the "Assigned Subservicing Contracts");

               (c) all computer equipment, computer terminals, furniture, furnishings and fixtures used or useful in the conduct of the operations of NSC which are listed or described on Schedule 2.1(c) hereto (plus or less any items acquired or disposed of in the ordinary course of business and in accordance with past practice), including, without limitation, the desks, chairs and computer terminals located at the Nebraska Location, and all warranties and guarantees, if any, express or implied, existing for the benefit of the Seller or any Selling Affiliate to the extent transferable ( the "NSC Personal Property");

               (d) all computer equipment, computer terminals, furniture, furnishings and fixtures listed or described on
     Schedule 2.1(d) hereto (plus or less any items acquired or disposed of in the ordinary course of business and in accordance with past practice) located at the Colorado Location, and all warranties and guarantees, if any, express or implied, existing for the benefit of Seller or any Selling Affiliate to the extent transferable (the "Colorado Personal Property");

               (e) all materials, supplies, stationery, tools, employee manuals, training manuals, servicing manuals and policies, books, inventory, spare parts and other tangible personal property not otherwise set forth on another Schedule referred to in this Section 2.1 used in the conduct of the operations of NSC and maintained at the Nebraska Location or with respect to the Colorado Location, referred to on Schedule 2.1(e), and owned by the Seller or any Selling Affiliate on the Closing Date, together with any related intellectual property rights (except those expressly retained by Seller or a Selling Affiliate in accordance herewith) ("Inventory");

               (f) all management and other systems (including computers and peripheral equipment), data bases, computer software, computer discs and similar assets relating to the conduct of the operations of NSC which are listed or described on Schedule 2.1(f) hereto, together with any related intellectual property rights ("Systems");

               (g) the current customer list and potential customer lists associated with NSC (the "Customer List");

               (h) all technical or marketing information relating to NSC as well as such other information as is in the possession of NSC employees or in the possession of suppliers of information to NSC or customers of NSC, including new developments, inventions or ideas, and trade secrets and documentation thereof and all rights thereto related to NSC;

               (i) all business records, tangible data, documents, contracts, files, logs, and all other books and records, in each case relating to the Purchased Assets, Assumed Liabilities and NSC business to the extent permitted by law, provided that Seller and the Selling Affiliates may keep copies thereof;

               (j) copies of all business records, documents, files, logs, tax returns and other books and records, in each case relating to the Purchased Assets, Assumed Liabilities, Transferred Employees and NSC business to the extent the Seller or any Selling Affiliate is required to keep the originals;

               (k) all vehicles listed or described on Schedule
     2.1(k) hereto (the "Vehicles");

               (l) the prepaid expenses described on Schedule
     2.1(1) hereto (the "Prepaid Expenses"), including the
     Interim Expenses; and

               (m) the contracts, agreements and subscriptions listed on Schedule 2.1(m) hereto (the "Assigned Contracts").

          2.2 Excluded Assets. Notwithstanding anything to the contrary contained in this Agreement, the Purchased Assets shall not include, and Seller is not selling to Purchaser or its Designee, the following assets, properties and rights (the "Excluded Assets"):

               (a) any books and records that Seller or a Selling Affiliate is required to retain pursuant to any statute, rule, regulation or ordinance, or which do not relate to any Purchased Assets, Assumed Liabilities, Transferred Employees or the NSC business;

               (b) any assets, property or rights not being transferred pursuant to Section 2.1 or which by law cannot be transferred; and

               (c) any assets of any Plans.


          2.3  Assumed Liabilities.  On the Closing Date,
Purchaser shall deliver to Seller an undertaking (the "Assumption
Agreement") in the form attached as Exhibit A. Pursuant to the Assumption Agreement, Purchaser or its Designee, on and as of the Closing Date, shall assume and agree to perform, pay and discharge when due:

               (a) the liabilities and obligations of Seller and the Selling Affiliates with respect to the Purchased Assets, but in each case only insofar as each such liability or obligation relates to the period from and after the close of business on the Closing Date (other than as a result of any breach by Seller or any Selling Affiliate of any of its obligations to Purchaser or its Designee); and

               (b) all obligations of Seller and its Affiliates to Transferred Employees for unused accrued vacation, sick leave and holiday pay (the "Vacation Pay Liabilities"); and

               (c) all liabilities and obligations of
     Purchaser, its Designee and its Affiliates to Transferred
     Employees arising after the Closing Date out of the employment of the Transferred Employees by Purchaser or its Designee after the Closing Date.

(all such assumed liabilities, collectively, the "Assumed Liabilities"). Purchaser and its Designee are not assuming, and shall not be deemed to have assumed, any liability or obligation of Seller or any Affiliate of any kind or nature whatsoever, except as expressly provided in the immediately preceding sentence, in the Assumption Agreement or in any other agreement to which the Purchaser or its Designee may be a party.

          2.4 Retained Liabilities. Notwithstanding anything to the contrary contained in this Agreement, and without limiting the foregoing, the Assumed Liabilities shall not include, and the Purchaser and its Designee are not assuming the following
Liabilities (the "Retained Liabilities"):

               (a) any Taxes of Seller or its Affiliates, whether or not accrued, assessed or currently due and payable, relating to operations or events occurring prior to the close of business on the Closing Date (other than as expressly provided in this Agreement);

               (b) any Liabilities relating to or arising out of any Excluded Assets;

               (c) all Liabilities of Seller or any Affiliate to or with respect to any present or former Employee, applicant for such employment, or a person claiming to be an Employee, other than a Transferred Employee, however arising, and all Liabilities of Seller or any Affiliate to or with respect to any Transferred Employee, however arising, other than the Vacation Pay Liabilities expressly assumed by Purchaser or its Designee pursuant hereto;

               (d) all liabilities and obligations for
     interdivisional, intracompany or intercompany payables, obligations or agreements;

               (e) all indebtedness of Seller and its Affiliates for borrowed money;

               (f) all Materials of Environmental Concern;

               (g) any Liabilities relating to or arising out of any Purchased Assets with respect to any claim, cause of action, proceeding or other litigation pending or threatened as of the close of business on the Closing Date or which is initiated at any time thereafter to the extent based on acts, facts, circumstances, events or conditions occurring or existing on or prior to the close of business on the Closing Date;

               (h) any other Liabilities relating to or arising out of any Purchased Assets, whether arising before, on, or after the Closing Date, other than the Assumed Liabilities;
     and

               (i) all Liabilities resulting from any breach or, default under, or misrepresentation contained in this Agreement or in any document delivered by or on behalf of Seller or any Selling Affiliate pursuant hereto.

          Pursuant to Section 7.2, Seller agrees to pay, perform and discharge, and to indemnify Purchaser and its Affiliates against and hold them harmless from, all obligations and liabilities relating to the Purchased Assets and Transferred Employees other than those which Purchaser or its Designee have expressly agreed to assume pursuant to the second sentence of
Section 2.3.

          2.5 Instruments of Conveyance and Transfer; Further Assurances. (a) On the Closing Date, Seller shall (i) deliver or cause to be delivered to Purchaser or its Designee such fully executed deeds endorsements, consents, assignments and other good and sufficient instruments of conveyance and assignment, all in recordable form, where applicable, as shall be effective to vest in Purchaser or its Designee all right, title and interest of Seller and the Selling Affiliates in and to the Purchased Assets and (ii) transfer to Purchaser or its Designee possession and control of all Purchased Assets.

               (b) From time to time after the Closing Date, Seller will execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, such other instruments of conveyance, assignment, transfer and delivery and will take or cause to be taken such other actions as Purchaser may reasonably request in order to more effectively exchange, convey, assign, transfer, deliver to, and vest in the Purchaser or its Designee any of the Purchased Assets and as otherwise may be appropriate to carry out the transactions contemplated by this Agreement.

          2.6 Consideration for Transfer of the Purchased Assets. In consideration for the conveyance, assignment, transfer and delivery to Purchaser or its Designee of the Purchased Assets on the Closing Date as provided in Section 2.1 hereof, subject to the terms and conditions of this Agreement, Purchaser agrees to pay Seller on the Closing Date a purchase price in cash equal to the sum of: (a) if the Closing Date is on or before July 31, 1997, $1.9 million less the NSC Personal Property Depreciation Adjustment plus the amount of the Prepaid Expenses or (b) if the Closing Date is after July 31, 1997, $2 million less the NSC Personal Property Depreciation Adjustment plus the amount of the Prepaid Expenses, plus the assumption of the Assumed Liabilities (the "Purchase Price"). The cash portion of the Purchase Price shall be paid in immediately available funds by wire transfer to the account designated by Seller in writing to Purchaser at the Closing. "NSC Personal Property Depreciation Adjustment" is the amount by which the assumed book value of the NSC Personal Property as at May 31, 1997 exceeds the assumed book value of the NSC Personal Property as at the earlier of July 31, 1997 or the Closing Date; for purposes of the preceding computations assumed book value shall be the depreciated book value of the NSC Personal Property as at the relevant date as determined in accordance with generally accepted accounting principles consistently applied by Seller and the Selling Affiliates as if NSC were a going concern and in accordance with the methodology used in creating Schedule 2.1(c). Seller shall furnish to Purchaser or its Designee within 5 Business Days of the Closing a detailed schedule showing the computation of the cash portion of the Purchase Price and based on such schedule Seller shall pay to Purchaser or its Designee or Purchaser or its Designee shall pay to Seller any required adjustments to the Purchase Price payment made at the Closing. Seller shall give Purchaser's Representatives reasonable access to the books and records of the Seller and its Selling Affiliates so that Purchaser or its Designee may verify such computation. Purchaser or its Designee shall notify Seller within 30 Business Days after receipt of such schedule of any objections. If no objections are made within such period, the schedule shall be deemed to be accepted by the Purchaser and its Designee.

          2.7  Closing and Deliveries.

               (a) Closing. Subject to the terms and conditions of this Agreement, the closing of the sale and purchase of the Purchased Assets (the "Closing") shall take place at the offices of Lehman Brothers Holdings Inc., 3 World Financial Center, New York, New York 10285 at 10:00 a.m. on the second Business Day after the condition to Closing specified in Section 6.1 shall have been satisfied, or such other time as Seller and Purchaser together agree in writing. The actual time and date on which the Closing shall occur are herein referred to as the "Closing Date". All calculations hereunder to be made as of the Closing Date shall be made as of such time and date that is immediately prior to the close of business on the Closing Date. The Closing shall be effective as of 11:59 p.m. (EST) on the Closing Date.

               (b) Seller's Deliveries. Subject to the terms and conditions of this Agreement, at the Closing Seller shall deliver or cause to be delivered to Purchaser or its
     Designee:

                    (i)  a general assignment and bill of sale
     (the "Bill of Sale") in the form of Exhibit B conveying all the Purchased Assets not specified by (ii) or (iii) below;

                    (ii) a warranty deed (or its local
     equivalent) in form and substance acceptable to the Purchaser to the Nebraska Real Property (the "Warranty
     Deed");
                    (iii)     the Assumption Agreement;

                    (iv) the certificates referred to in Sections
     6.2(h) and (i);

                    (v)  the Customer List (if any);

                    (vi) such other instruments as may be
     necessary to convey the Purchased Assets to Purchaser;

                    (vii)     originals or copies of all of the
     contracts, files and other documents required to be delivered to Purchaser or its Designee pursuant to Section
     2.1 hereof, which may be delivered in the form and order in which they are maintained by or on behalf of Seller or the Selling Affiliates;

                    (viii)    a guaranty agreement substantially
     in the form of Exhibit F hereto (the "Guaranty") executed by Harbourton Holdings, L.P.; and

                    (ix) the Transition Services Agreement.

               (c) Purchaser's Deliveries. Subject to the terms and conditions of this Agreement, at the Closing Purchaser shall deliver or cause to be delivered to Seller

                    (i) immediately available funds equal to the cash portion of the Purchase Price;
                    (ii) the Assumption Agreement;

                    (iii)     the Bill of Sale;

                    (iv) the certificate referred to in Sections
     6.3(d) and (e); and

                    (v)  the Transition Services Agreement.

          2.8  Allocation of Consideration.

               (a) Allocation. The Purchase Price shall be allocated among the Purchased Assets as set forth on
     Schedule 2.8(a).

               (b) Tax Consistency. Purchaser and Seller shall, and shall cause their Affiliates to, report the transactions contemplated by this Agreement in a manner consistent with such allocation for the purposes of reporting Taxes, including but not limited to the preparation and filing of Form 8594 under Section 1060 of the Code (or any successor form or successor provision of any future tax law) with their respective federal income tax returns for the taxable year that includes the Closing Date, and neither Purchaser nor Seller will take, nor will they permit their Affiliates to take, any position inconsistent with such allocation unless otherwise required by applicable law.


                           ARTICLE III
            REPRESENTATIONS AND WARRANTIES OF SELLER

          Seller represents and warrants to Purchaser as follows:

          3.1 Organization and Good Standing. Each of Seller and the Selling Affiliates is an entity duly organized, validly existing and in good standing under the laws of the jurisdiction of organization and has the requisite corporate power and authority to own, lease and operate the Purchased Assets. Each of Seller and the Selling Affiliates has all requisite partnership or corporate power and authority to enter into this Agreement and any other agreement contemplated hereby and to perform its obligations hereunder and thereunder. Each of Seller and the Selling Affiliates is duly authorized, qualified or licensed to do business as a foreign entity, and is in good standing, in each of the jurisdictions in which its right, title or interest in or to any of the Purchased Assets requires such authorization, qualification or licensing, except where the failure to so qualify or to be in good standing is not individually or in the aggregate reasonably expected to have a
Section 3 Material Adverse Effect.

          3.2  Authority.  The execution, delivery and
performance by Seller and each Selling Affiliate of this Agreement and any other agreements or documents executed or to be executed by it in connection herewith, and the consummation of the transactions contemplated hereby and thereby, have been duly and validly authorized by all necessary partnership or corporate action of Seller and the Selling Affiliates. This Agreement has been, and any other agreements or documents to be executed by it in connection herewith will be, duly executed and delivered by Seller and each Selling Affiliate and constitutes, or will constitute, a legal, valid and binding obligation of Seller and each Selling Affiliate, enforceable against it in accordance with its terms, except as affected by bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

          3.3 No Conflict or Breach. The execution, delivery and performance of this Agreement and any other agreements contemplated hereby by Seller and each Selling Affiliate and the consummation by it of the transactions contemplated hereby and thereby do not and will not:

               (a) conflict with or constitute a violation of organization documents of Seller or any Selling Affiliate;

               (b) conflict with or constitute a violation of (with or without the giving of notice or the lapse of time or both) any provision of any law, judgment, order, decree, rule or regulation of any legislative body, court, governmental or regulatory authority or arbitrator which is applicable to or relates to Seller or any Selling Affiliate or any of the Purchased Assets, which individually or in the aggregate could reasonably be expected to have a Section 3 Material Adverse Effect; or

               (c)  violate or conflict with, constitute a
     default under, result in a breach, acceleration or termination of any provision of, require notice to or the consent of any third party which has not been obtained under, or result in the creation of any Lien (as defined below) upon all or any portion of the Purchased Assets pursuant to, any contract, agreement, commitment, indenture, mortgage, deed of trust, lease, licensing agreement, note or other instrument or obligation to which Seller or any Selling Affiliate is a party or by which Seller, any Selling Affiliate or any of the Purchased Assets is bound.

          3.4 Consents. Except as provided on Schedule 3.4, no consent, approval or authorization of, or designation declaration or filing with, or notice to, any legislative body court, governmental or regulatory authority or arbitrator (other than the Federal Trade Commission ("FTC") and the Department of Justice ("DOJ")) under any provision of any law, judgment, order, decree, rule or regulation is required on the part of Seller or any Selling Affiliate in connection with the execution, delivery and performance of this Agreement or any other agreement contemplated hereby, the consummation of the transactions contemplated hereby and thereby, or to ensure that the Purchased Assets can be operated or used after the Closing as presently operated or used.

          3.5 Licenses, Permits and Approvals. Except as set forth on Schedule 3.5 hereto, Seller and each Selling Affiliate hold all material licenses, permits, franchises, releases, certificates of compliance, consents, approvals and authorizations of governmental authorities necessary for or used in the ownership or operations of NSC and all such licenses, permits, franchises, releases, certificates of compliance, consents approvals and authorizations are, in full force and effect. Schedule 3.5 hereto contains a true and complete list or description of all such licenses, permits, franchises, releases certificates of compliance, consents, approvals and authorizations (showing in each case, the expiration date). Except as set forth on Schedule 3.5 hereto, no application, petition, objection, opposition, action or proceeding is pending or, to the best of Seller's knowledge, threatened that may result in the denial of an application for renewal, the revocation, modification, nonrenewal or suspension of any of such licenses, permits, franchises, releases, certificates of compliance, consents, approvals or authorizations, the issuance of a cease-and-desist order, or the imposition of any administrative or judicial sanction with respect to Seller, any Selling Affiliate or any of the Purchased Assets that is reasonably expected to have a Section 3 Material Adverse Effect

          3.6  Real Property.

               (a) Compliance. Except as set forth on Schedule 3.6(a) hereto, the Nebraska Real Property is in compliance in all material respects with applicable laws, including zoning, land use and building code laws, ordinances and regulations necessary to conduct the operations of Seller and its Affiliates thereon as presently conducted, and the transactions contemplated by this Agreement could not reasonably be expected to result in the revocation of any permit or variance, except to the extent that any such non-compliance, violation or revocation, individually or in the aggregate, could not reasonably be expected to have a material adverse effect on such property. Except as set forth on Schedule 3.6(a) hereto, all buildings, structures and improvements on the Nebraska Real Property are in good condition and repair, ordinary wear and tear excepted, and are fit for the purpose for which they are presently utilized and conform to generally accepted industry practice.

               (b)  Title to Real Property.  Except as
     specifically set forth on Commonwealth Land Title Insurance Company Commitment No. 4340A attached as Schedule 3.6(b) hereto, Seller and the Selling Affiliates have, and Purchaser or its Designee will receive on the Closing Date, good and insurable fee simple title to the Nebraska Real Property, free and clear of all claims, liens, mortgages, pledges, imperfections of title, easements, covenants, restrictions, options, rights of refusal, security interests, charges, leases, encumbrances, licenses or sublicenses and other restrictions of any kind and nature (collectively, "Liens").

          3.7  Tangible Personal Property.  Schedules 2.1(c),
(d), (e), (f), and (k) hereto contain a true and complete list of all NSC Personal Property, all Colorado Personal Property, Vehicles and tangible assets which are included as part of Systems and Inventory on the date hereof. Seller has, and Purchaser will receive on the Closing Date, good and marketable title to all such assets, free and clear of all Liens, except as specifically set forth on Schedule 3.7(a) hereto. Except as set forth on Schedule 3.7(b) hereto, all such tangible personal property is in good operating condition and repair, ordinary wear and tear excepted.

          3.8 Contracts. Schedule 2.l(b) and (m) hereto contain a true and complete list or description of all Assigned Subservicing Contracts and Assigned Contracts. Except as set forth on Schedule 3.8(a) hereto, all the Contracts are in full force and effect and are valid and enforceable in all material respects in accordance with their respective terms. Except as specified in Schedule 3.8(a) hereto, none of Seller or its Selling Affiliates is in breach or default in the performance of any obligation thereunder and no event has occurred or has failed to occur whereby, with or without the giving of notice or the lapse of time or both, a default or breach will be deemed to have occurred thereunder or any of the other parties thereto have been or will be released therefrom or will be entitled to refuse to perform thereunder. To the knowledge of the Seller and the Selling Affiliates, no other party to an Assigned Subservicing Contract or Assigned Contract is in default thereunder in any material respect. The Seller and Selling Affiliates, as well as each prior servicer of a mortgage loan subject to an Assigned Subservicing Contract, has duly and faithfully complied with all applicable laws and regulations with respect to subject to any Assigned Subservicing Contract and with all of the terms of each Assigned Subservicing Contract, including mortgage servicing guidelines, applicable to such loans. No other party to any such Contract has made or asserted, or, to the best of the knowledge of Seller has, any defense, setoff or counterclaim under any such Contract, no such other party has exercised any option granted to it to cancel or terminate its agreement, to shorten the term of its agreement, or to renew or extend the term of its agreement and none of Seller or any of its respective Affiliates has received any notice to that effect. True and complete copies of all documents relating to the Contracts have been delivered or made available to Purchaser or its representatives. Except for the consents of the counterparties to the Assigned Subservicing Agreements referred to in Schedule 3.8(a), no consent or approval of any third party which will not have been obtained on or prior to the Closing Date is required for the assignment of the Assigned Subservicing Agreements and the Assigned Contracts to the Purchaser or its Designee and, subject to receipt of such counterparty consents, the assignment of such Contracts to the Purchaser or its Designee will not result in a breach of or default under any provision of such Contract.

          3.9 Operation of NSC. NSC has been and is being operated in all material respects in accordance with federal and state mortgage servicing laws and regulations and all records, documents and logs that are required to be maintained pursuant to such rules, regulations and policies have been properly maintained, except those the absence of which in the aggregate would be immaterial to the conduct of the operations of NSC.

          3.10 Sufficiency of Purchased Assets. Except as set forth on Schedule 3.10 hereto and subject to the Purchaser's obtaining all necessary licenses, permits, consents and approvals of governmental authorities, and employing at least 85 Transferred Employees, to the knowledge of the Seller, the Purchased Assets and all other rights to be conveyed to Purchaser hereunder will provide Purchaser at the Closing with sufficient systems, rights, know-how and other assets to enable Purchaser or its Designee to have the capability to conduct a mortgage servicing business in a manner substantially similar to that presently conducted by NSC.

          3.11Undisclosed Obligations.  Except as disclosed on
Schedule 3.11 hereto or on any other Schedule to this Agreement, Seller does not have any liability or obligation of any kind with respect to the Purchased Assets or Transferred Employees, whether accrued, absolute, fixed or contingent, known or unknown, other than liabilities and obligations not being assumed by Purchaser or its Designee under this Agreement or the Assumption Agreement.

          3.12Absence of Certain Changes. Since the end of the last fiscal quarter prior to the Closing, NSC has been operated in the usual and ordinary course consistent with past practice and, except as set forth on Schedule 3.12 hereto, there has been no transaction, event or condition that individually or in the aggregate has had or is reasonably expected to have a Section 3 Material Adverse Effect.

          3.13Litigation; Compliance with Laws. (a) There is no claim, litigation, proceeding or governmental investigation pending or, to the best of the knowledge of Seller, threatened, or any order, injunction or decree outstanding, against Seller or any Selling Affiliate, which if adversely determined could individually or in the aggregate reasonably be expected to have a
Section 3 Material Adverse Effect, (b) except with respect to the Herbst case listed on Schedule 3.13 hereto, Seller and each Selling Affiliate is in material compliance with all laws, statutes, rules, regulations, orders and licensing requirements of federal, state, local and foreign agencies and authorities applicable to the conduct of the operations of NSC and the Purchased Assets as a whole (including those relating to antitrust and trade regulation and civil rights), and (c) no written or oral notice has been received by Seller or any Selling Affiliate from any such agency or authority alleging any such material non-compliance. Clause (b) of this Section 3.13 does not relate to compliance with environmental laws, as to which
Section 3.14 is applicable, or compliance with labor laws, as to which Section 3.18 is applicable.

          3.14Environmental Matters. (a) Except as set forth on Schedule 3.14(a) hereto, with respect to the Nebraska Location, Seller and its Affiliates are in material compliance with all federal, state and local laws, regulations, rules, orders, decrees, ordinances and common law relating to pollution, the protection of human health or the environment, including laws relating to emissions, discharges, releases or threatened releases of Materials of Environmental Concern, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Materials of Environmental Concern ("Environmental Laws"). "Materials of Environmental Concern" means chemicals, pollutants, contaminants, wastes, radiation (including radio-frequency radiation), toxic substances, petroleum and petroleum products and any other substance regulated by or that could result in liability under any Environmental Laws, including those substances listed pursuant to 42 U.S.C. 9601(14) and (33), PCBs (as defined below) and asbestos.

               (b)  Except as set forth on Schedule 3.14(b)
hereto, there are no past or present actions, activities, circumstances, conditions, events or incidents, including the release, emission, discharge or disposal of any Materials of Environmental Concern, at any property or facility currently or formerly owned, operated or leased by Seller that could form the basis after the Closing of any claim against Purchaser or its Designee arising out of actions, activities, circumstances, conditions, events or incidents prior to the Closing.

               (c)  Except as set forth on Schedule 3.14(c)
hereto, (i) there are no underground storage tanks located at the Nebraska Location, (ii) there is no asbestos contained in or forming part of any building, building component, structure or office space located at the Nebraska Location, (iii) no polychlorinated biphenyls (PCBs) are used or stored at the Nebraska Location, and (iv) none of the electrical equipment located at the Nebraska Location contains any PCBs. Except as set forth on Schedule 3.14(c) hereto, there are no on-site or off-site locations where Seller or any Affiliate has stored, disposed or arranged for the disposal of Materials of Environmental
Concern which relate in any way to the Nebraska Location.

               (d)  Except as set forth on Schedule 3.14(d)
hereto, none of Seller or any of its Affiliates has received any notice of violation, alleged violation, noncompliance, liability or potential liability regarding environmental matters or compliance with Environmental Laws which relate in any way to the Colorado Location or the Nebraska Location.

               (e) Materials of Environmental Concern have not been transported or disposed of by Seller or any Affiliate thereof from the Colorado Location or the Nebraska Location or the business of NSC in a manner or to a location which could reasonably be expected to give rise to liability of Purchaser or any of its Affiliate under Environmental Laws.

               (f) Seller holds, and is in compliance with, all permits, licenses, registrations or other authorizations required under Environmental Laws ("Necessary Permits") which relate to the Colorado Location and the Nebraska Location. Except as set forth on Schedule 3.14(f) hereto, to Seller's knowledge no modification, revocation, reissuance, alteration, transfer, or amendment of the Necessary Permits, or any review by, or approval of, any third party of the Necessary Permits is required in connection with the execution or delivery by Seller of this Agreement or the documents executed or to be executed in connection herewith, or the consummation of the transactions contemplated hereby or thereby, or the operation, use and enjoyment of the Colorado Location and the Nebraska Location by Purchaser or its Designee following such consummation.

          3.15Reports; Books and Records. The books and records of and relating to NSC that have been delivered by Seller or any Selling Affiliate to Purchaser or its Designee in connection with the transactions contemplated by this Agreement have been maintained in accordance with good business practice and accurately reflect and evidence the transactions of such business in all material respects.

          3.16Insurance. Schedule 3.16 sets forth the liability and other insurance that has been maintained by the Seller and its Affiliates with respect to the operations of NSC. Such insurance coverage is commensurate with the levels of coverage reasonable and customary in the mortgage servicing industry. In order to protect Purchaser and its Designee against any loss or liability for events or acts occurring on or prior to the Closing Date, Seller will or will cause its Affiliates to maintain run-off coverage on the errors and omissions policy through at least December 31, 1998, on the blanket bond policy through at least July 1, 1998 and on its directors and liability policy through at least August 6, 1998 and to name Purchaser and its Designee as a loss payee with a right to file claims endorsement on the errors and omissions and blanket bond policies. If Seller or any of its Affiliates in their discretion maintain such coverage beyond the dates specified in the preceding sentence, Purchaser and Designee shall continue to be named as a loss payee with a right to file claims endorsement.

          3.17Taxes. All Tax Returns required to be filed by law where the failure to file such Tax Returns on a duly and timely basis could result in a Lien on the Purchased Assets or the imposition on Purchaser or its Designee of any liability for Taxes have been duly and timely filed in the proper form with the appropriate governmental authority. All Taxes of whatever nature due or payable pursuant to said Tax Returns or otherwise have been paid, except for such amounts as are being contested diligently, in the appropriate forum and in good faith, where the failure to pay or contest such amounts could result in a material Lien on the Purchased Assets or the imposition on Purchaser or its Designee of any liability for any Taxes. There are no Tax audits pending and no outstanding agreements or waivers extending the statutory period of limitations applicable to any federal, state or local income Tax Return for any period, the result of which could result in a Lien on the Purchased Assets or the imposition on Purchaser or its Designee of any liability for any Taxes. There are no governmental investigations or other legal, administrative or Tax proceedings pursuant to which Seller or any Affiliate is or could be made liable for any Taxes, penalties, interest or other charges, the liability for which could extend to Purchaser or its Designee as transferee of the Purchased Assets, or which could result in a Lien on the Purchased Assets and, to the best of Seller's knowledge, no event has occurred that could impose on Purchaser or its Designee any liability for any Taxes, penalties or interest due or to become due from Seller or any Affiliate. Any open Tax Return year of Seller or any Affiliate that relates to the period prior to the closing of business on the Closing Date that may be audited after the Closing Date, or any assessments related to any such period, shall be the sole responsibility of the Seller or such Affiliate.

          3.18Employee Benefits. (a) Schedule 3.18(a) hereto lists each "employee benefit plan" (within the meaning of section 3(3) of ERISA) and any other employee plan, agreement or arrangement maintained or otherwise contributed to by Seller or any of its Affiliates for the benefit of any Employees (the "Plans"). Copies or descriptions of the Plans have been or will be furnished or made available to Purchaser or its representatives.

               (b) Each Plan has been administered and is in material compliance with the terms of such plan and all applicable laws, rules and regulations, except as disclosed in the copy of the voluntary compliance resolution request attached as Schedule 3.18(b). Additionally, except as so disclosed, none of Seller, any Affiliate or any trustee, administrator or other fiduciary of any Plan has engaged in any transaction or acted in a manner that could, or has failed to act so as to, (i) result in any material liability for breach of fiduciary duty under ERISA or any other applicable law or (ii) result in fines, penalties, taxes or related charges under (x) section 502(c), (i) or (1) of ERISA, (y) section 4071 of ERISA or (z) Chapter 43 of the Code.

               (c) No "reportable event" (as such term is used in section 4043 of ERISA) with respect to which notice to the Pension Benefit Guaranty Corporation has not been waived, "prohibited transaction" (as such term is used in section 4975 of the Code or section 406 of ERISA) or "accumulated funding deficiency" (as such term is used in section 412 or 4971 of the Code) has heretofore occurred with respect to any Plan and Seller has not incurred any liability to the Pension Benefit Guaranty Corporation with respect to any Plan subject to Title IV of ERISA other than liability for premiums. Neither the execution of this Agreement nor the transactions contemplated hereby will constitute a "reportable event."

               (d) There are no pending or, to the best of the knowledge of Seller, threatened, actions, claims or lawsuits which have been asserted or instituted involving or arising out of any Plan, with respect to the operation or administration of such plan (other than routine benefit claims).

               (e)  Neither Seller nor any member of a
"Controlled Group" (as defined in section 414 of the Code) in which Seller is a member (a "Commonly Controlled Entity" as defined in the Code) has any liability in respect of any "multiemployer plan" (as such term is defined in section 3(37) of ERISA, a "Multiemployer Plan") and neither Seller nor any Commonly Controlled Entity of Seller has incurred any withdrawal liability which remains unsatisfied. Additionally, Seller (i) has not previously announced an intention to withdraw without completing withdrawal, and (ii) has no present intention to withdraw, in each case from a Multiemployer Plan with respect to the Purchased Assets; and no action has been taken, and no circumstances exist, that alone or with the passage of time could result in either a partial or complete withdrawal from such Multiemployer Plan by Seller or any Affiliate with respect to the Purchased Assets.

               (f)  Except as set forth on Schedule 3.18(f)
hereto, no Plan exists which could result in the payment to any Employee of any money or other property or rights or accelerate or provide any other rights or benefits to any such employee as a result of the transactions contemplated by this Agreement, whether or not such payment would constitute a parachute payment within the meaning of section 280G of the Code.

          3.19Certain Fees. Except as disclosed on Schedule 3.19, neither Seller nor any of its Affiliates, nor any of its officers, directors or employees, on behalf of Seller or such Affiliates, has retained or dealt with any broker or finder or incurred any other liability for any brokerage fees, commissions or finders' fees in connection with the transactions contemplated by this Agreement.

          3.20Intellectual Property Rights. Seller and the Selling Affiliates own or have valid licenses to all of the Systems and the other intellectual property constituting part of the Purchased Assets and at the Closing Purchaser or its Designee will receive ownership or a valid license to all of such Systems and intellectual property constituting part of the Purchased Assets, free and clear of all Liens except as noted on
Schedule 3.20. All intellectual property licenses being transferred to the Purchaser or its Designee as part of the Purchased Assets are valid for the number of employees and locations using such licenses.


                           ARTICLE IV
           REPRESENTATIONS AND WARRANTIES OF PURCHASER

          Purchaser represents and warrants to Seller as follows:

          4.1 Organization and Good Standing. Purchaser and each Designee is a corporation duly organized, validly existing and in good standing under the laws of the state of its jurisdiction of incorporation and has the requisite corporate power and authority to enter into this Agreement and any other agreement contemplated hereby, and to perform its obligations hereunder and thereunder.

          4.2  Authority.  The execution, delivery and
performance by it of this Agreement and any other agreements or documents executed or to be executed by it in connection herewith, and the consummation of the transactions contemplated hereby and thereby, have been duly and validly authorized by all necessary corporate and stockholder action of Purchaser and its Designee. This Agreement has been, and any other agreements or documents to be executed by it or any Designee in connection herewith will be, duly executed and delivered by it and constitutes, or will constitute, a legal, valid and binding obligation of Purchaser, enforceable against it in accordance with its terms, except as affected by bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

          4.3 No Conflict or Breach. The execution, delivery and performance of this Agreement and any other agreements contemplated hereby by it and the consummation by it of the transactions contemplated hereby and thereby do not and will not:

               (a) conflict with or constitute a violation of the certificate of incorporation or bylaws of Purchaser or any Designee; or

               (b) conflict with or constitute a violation of (with or without the giving of notice or the lapse of time or both) any provision of any law, judgment, order, decree, rule or regulation of any legislative body, court, governmental or regulatory authority or arbitrator which is applicable to or relates to Purchaser or its Designee, which individually or in the aggregate could reasonably be expected to have a Section 4 Material Adverse Effect.

          4.4 Consents. Except as set forth on Schedule 4.4 hereto, no consent, approval or authorization of, or designation, declaration or filing with, or notice to, any legislative body, court, governmental or regulatory authority or arbitrator (other than the FTC and the DOJ) under any provision of any law, judgment, order, decree, rule or regulation is required on the part of Purchaser or its Designee in connection with the execution, delivery and performance of this Agreement or any other agreement contemplated hereby, the consummation of the transactions contemplated hereby and thereby, or to ensure that the Purchased Assets can be operated or used after the Closing as presently operated or used.

          4.5 Certain Fees. Neither Purchaser nor its Affiliates, nor any of their respective officers, directors or employees, on behalf of Purchaser or such Affiliates, has retained or dealt with any broker or finder or incurred any other liability for any brokerage fees, commissions or finders' fees in connection with the transactions contemplated by this Agreement.


                            ARTICLE V
                FURTHER AGREEMENTS OF THE PARTIES

          5.1 Pre-Closing Covenants. From the date of this Agreement through the Closing Date, the Seller shall directly or indirectly through the Selling Affiliates:

               (a) cause the business of NSC to be operated in the usual and ordinary course consistent with past practices and in material compliance with all applicable laws, ordinances, regulations, rules or orders;

               (b) use reasonable best efforts, consistent with its past practices, (i) to preserve the business organization of NSC and to preserve the goodwill and business of NSC, (ii) to retain the services of the employees of NSC, and (iii) to preserve all trademarks, trade names, service marks, internet domain names and copyrights and related registrations of NSC;

               (c)  not sell, transfer, lease or otherwise
     dispose of any of the Purchased Assets, or agree to do any of the foregoing, other than in the ordinary course of its business consistent with past practice;

               (d) not permit or allow any of the Purchased Assets to become subject to any Liens, other than those listed or described on Schedule 3.6(b) or 3.7(a) or those which are released on or prior to the Closing Date;

               (e) except with the Purchaser's prior written approval, which approval with respect to clause (i) below shall not be unreasonably withheld, not (i) enter into or renew any lease, commitment or other agreement with respect to any of the Purchased Assets providing for payments by the Seller, any Selling Affiliate or the Purchaser or its Designee, except in the ordinary course of business and consistent with past practices, (ii) cause or take any action to allow any material lease, commitment or other agreement to lapse (other than in accordance with its terms), to be modified in any adverse respect, or otherwise to become impaired in any material manner, except in the ordinary course of business where such actions, individually or in the aggregate, are not reasonably expected to have a
     Section 3 Material Adverse Effect, (iii) make material changes in any method of marketing, management or operation, accounting methods, practices or procedures, collection or credit extension policies, or cash management methods, practices or procedures, (iv) grant or agree to grant any general increases in the rates of salaries or compensation payable to the Employees, other than in the ordinary course of business consistent with past practices, (v) grant or agree to grant any specific bonus or increase to any executive or Employee whose total annual compensation after the increase would be at an annual rate in excess of $50,000 (including any such increase pursuant to any pension, profit sharing or other plan or commitment), other than bonuses or salary increases in the ordinary course of business consistent with past practices, or (vi) provide for any new profit sharing, pension, retirement or other employment benefits for Employees or any increase in any existing profit sharing or benefits, establish any new employee benefit plan or amend or modify any existing employee benefit plan, or otherwise incur any obligation or liability under any employee benefit plan materially different in nature or amount from obligations or liabilities incurred during similar periods in prior years;

               (f) maintain in full force and effect property damage, liability and other insurance with respect to the Purchased Assets at levels of coverage consistent with Seller or the Sellings Affiliates' past practice with respect to similar assets;

               (g) refrain from taking any action (or failing to take any action) if such action (or failure to take any action) could reasonably be expected to result in the expiration, revocation, suspension or adverse modification of any governmental licenses, permits or certificates material to the operation of NSC or the Purchased Assets as a whole, and prosecute with due diligence any applications to any governmental authority material to the operation of NSC or the Purchased Assets as a whole; and

               (h)  refrain, and shall cause each of its
     Affiliates to refrain, from agreeing, whether in writing or otherwise, to take any action inconsistent with any of the foregoing.

          5.2 No Control. Between the date of this Agreement and the Closing Date, the Purchaser shall not, directly or indirectly control, supervise or direct, or attempt to control, supervise or direct, the operations of NSC, but such operations shall be solely the responsibility of the Seller and its Selling Affiliates, and, subject to the provisions of Section 5.1, shall be in its complete discretion.

          5.3 Expenses. Each of the parties shall bear its own expenses incurred in connection with the negotiation and preparation of this Agreement and in connection with all obligations required to be performed by it under this Agreement, except where specific expenses have been otherwise allocated by this Agreement.

          5.4 Access to Information. Prior to the Closing, the Purchaser and its directors, officers, employees, Affiliates, non-employee representatives (including financial advisors, attorneys and accountants) and agents (collectively, its "Representatives") may make such investigation of NSC, the Purchased Assets and Transferred Employees as it may reasonably desire, and the Seller shall give to the Purchaser and to its Representatives, upon reasonable notice, full access during normal business hours throughout the period prior to the Closing to all of the Purchased Assets, including all the assets, books, commitments, agreements, records and files of NSC and the Transferred Employees. The Seller shall furnish to the Purchaser during that period all documents and copies of documents and information concerning the businesses and affairs of NSC, the Transferred Employees and the Purchased Assets as the Purchaser reasonably may request. The Purchaser shall treat, and shall cause its Representatives to treat, all such information and documents and all other information and documents delivered pursuant to this Agreement confidential and, if the purchase and sale contemplated by this Agreement is not consummated for any reason, upon request therefor, the Purchaser shall return to the Seller all such documents and shall destroy any copies thereof as soon as practicable. The Purchaser's obligations under this Section 5.4 shall survive the termination of this Agreement.

          5.5 Consents; Assignment of Agreements. The Seller shall use its best efforts to obtain at the earliest practicable date all consents and approvals referred to in Sections 3.3(c) and 3.4; provided, that no contract or other agreement shall be modified to increase the amount payable thereunder or to otherwise modify the terms thereof in a manner adverse to the Purchaser, in order to obtain any such consent or approval without first obtaining the written consent of the Purchaser and; provided, further, if any such consent is not obtained (and Purchaser has waived the condition precedent to Closing that such consent or approval has been obtained), Seller and its Selling Affiliates shall, to the extent reasonably possible, keep the agreement in effect and shall give Purchaser or its Designee the benefit of the agreement to the same extent as if it had not been excluded, and Purchaser or its Designee shall perform the obligations under the agreement relating to the benefit obtained by Purchaser or such Designee. The Seller shall furnish the Purchaser with a copy of all consents and approvals referred to in Sections 3.3(c) and 3.4 obtained pursuant hereto. Nothing in this Agreement shall be construed as an attempt to assign any agreement or other instrument that is by its terms nonassignable without the consent of the other party.

          5.6 Transition Services Agreement. At Closing, Seller and Purchaser shall enter into the Transition Services Agreement substantially in the form of Exhibit C.

          5.7 Further Assurances. Prior to the Closing Date, Seller shall assist Purchaser in Purchaser's efforts to hire such employees of NSC whom Purchaser determines to hire pursuant to
Section 5.12. At any time and from time to time after the Closing, each of the parties shall, without further consideration, execute and deliver to the other such additional instruments and shall take such other action as the other may request to carry out the transactions contemplated by this Agreement. The Seller and the Purchaser will notify the other parties hereto immediately of any litigation, arbitration or administrative proceeding pending, or to their knowledge, threatened, against any party hereto which challenges the transactions contemplated by this Agreement. For a period of three years after the Closing, Purchaser shall grant Seller, the Selling Affiliates, and Harbourton Holdings, L.P. reasonable access during normal business hours upon reasonable prior notice to the books and records of Purchaser as they relate to the Purchased Assets to the extent necessary to comply with any applicable law or governmental rule or request relating to the period during which Seller owned the Purchased Assets.

          5.8 Compliance with Bulk Transfer Law. The Seller expressly agrees to comply with the provisions of any bulk sales act relating to bulk transfers in any jurisdiction wherein any of the Purchased Assets are located, if applicable to this transaction. Seller shall indemnify and hold the Purchaser and its Designee harmless from any obligations, losses, liabilities and expenses (including reasonable attorneys' fees) asserted by third parties or incurred by Purchaser or its Designee as a result of Seller's noncompliance with any such act.

          5.9 Other Action. None of the parties to this Agreement shall take any action that would result in the condition set forth in Section 6.2(a) or 6.3(a), as the case may be, not being satisfied at and as of the time of the Closing. Subject to the terms and conditions hereof, each of the parties shall use its best efforts to cause the fulfillment at the earliest practicable date of all of the conditions to the obligations of the parties to consummate the transactions contemplated by this Agreement. Without limiting the generality of the foregoing, the Seller shall execute and deliver to the Purchaser (or the Purchaser's title insurer) such reasonable and customary affidavits, certificates and documentation relating to the Seller's ownership and title to the Nebraska Real Property, as shall be reasonably required in connection with the Purchaser's or its Designee's obtaining an owner's policy of title insurance with respect to such property.

          5.10 Updated Schedules. Prior to the Closing, Seller shall update the Schedules hereto, in each case to reflect any actions taken or omitted to be taken by the Seller in accordance with the provisions of this Agreement during the period commencing on the date of this Agreement and ending immediately prior to the Closing.

          5.11 Certain Taxes and Expenses. (a) Sales Taxes; Transfer and Recording Fees. Purchaser shall pay (i) any state or local sales and use Taxes payable in connection with the transactions contemplated by this Agreement, (ii) any stamp or transfer Taxes, real property Taxes or recording fees payable in connection with the transactions contemplated by this Agreement and (iii) any registration fees and expenses payable in connection with the transactions contemplated by this Agreement; provided such taxes, fees and expenses are customarily paid by a purchaser. The Seller shall comply, and shall cause the Purchased Assets to be transferred by it to comply, with any reasonable requirements for obtaining any available exemption from any such Taxes or other fees.

          (b) Tax Apportionment. In the case of any taxable period that includes (but does not begin on) the Closing Date (the "Tax Period"): the parties shall prorate (i) real estate and other property taxes, including special assessments, and (ii) rents, utilities, deposits and other like items customarily prorated in connection with the sale of assets on the basis of the number of days of the tax year, calendar year or service period (as the case may be) which has elapsed as of 1 1:59 P.M. on the Closing Date. With respect to real estate taxes, Seller shall pay such taxes and assessments for assessment period 1997 when they fall due (whether or not after the Closing) and Purchaser shall pay to Seller Purchaser's pro rata share of such amounts after Seller has paid such taxes and within thirty (30) days of being presented with an invoice from Seller. Nothing in this Section 5.11(b) is intended to affect the provisions of Sections 2.3 and 2.4 with respect to the respective obligations of the parties in connection with the liabilities of Seller and Purchaser or any other item not customarily pro rated in connection with the sale of assets.

          (c) Except as described above, each of Seller and Purchaser shall be responsible for the preparation and filing of any Tax Returns which it is required by law to file and for the payment of all Taxes due and payable with respect to such Tax Returns or otherwise.

          5.12Employees. (a) Transfer of Employees. Promptly after the date hereof, Seller shall provide to Purchaser a list of all current Employees identified (as applicable) by name, social security number, most recent hire date, seniority date, base salary and hourly wage. Effective as of the Closing, Purchaser or its Designee shall offer employment to at least 85 Employees, of which at least 80 shall be Employees at the Nebraska Location, designated by Purchaser on Schedule 5.12(a) hereto (the "Designated Employees"), at a base salary or wage level at least equal to that which they were receiving immediately prior to Closing; notwithstanding the foregoing, Purchaser or its Designee shall be required to offer employment to the aforementioned minimum number of Employees only if the Transition Services Agreement is entered into at the Closing. Purchaser's offer of employment to the Designated Employees shall be conditioned upon such employee's resignation from the Seller and such employee's acceptance of the offer of employment no later than five (5) Business Days after the Closing Date. All Employees who are Designated Employees and who accept an offer of employment from Purchaser are herein referred to as the "Transferred Employees." Schedule 5.12(a) identifies approximately 20 Transferred Employees as "Transition Services Employees." Seller agrees that in the event that Purchaser or its Designee terminates the employment of any Transition Services Employee within 12 months after the Closing Date, it will promptly after written demand therefor, reimburse Purchaser for the full amount of the severance payment paid to such terminated Employee, provided that such reimbursement shall not be in excess of the amount payable under Seller's current severance practice.

          (b) Severance Benefits. Seller shall be responsible and liable for all severance benefits and termination pay that become due and payable whether by operation of common law, statute, or otherwise to any Employees or individuals claiming to be Employees as a result of the Transactions.

          (c) Purchaser's Benefit and Welfare Programs. All of Purchaser's employee benefit and welfare plans, programs and arrangements in which Transferred Employees become eligible to participate (other than any pension plan) shall credit such Transferred Employees with a period of service beginning on their most recent hire date with Seller or its Affiliates for purposes of eligibility, but not for purposes of benefit computation or accrual.

          (d) Health Insurance. Effective as of Closing, Purchaser shall establish a new group health insurance plan or designate a pre-existing group health plan ("Purchaser's Health Plan") that will provide coverage to all Transferred Employees (and their dependents) without any probationary or waiting period. Purchaser's Health Plan shall not contain any exclusion or limitation with respect to any preexisting condition of any Transferred Employees or their dependents. In addition, with respect to any Transferred Employee (or the dependent of any Transferred Employee) with an ongoing medical condition first arising prior to Closing for which treatment will continue after the Closing, Purchaser's Health Plan shall bear the expense of covered treatment to the extent that the services rendered by the provider occurred after the Closing Date, subject to the terms of the Purchaser's Health Plan provisions relating to the coverage, if any, of such treatment (but without any probationary or waiting period). Any amount paid by Transferred Employees or their dependents for the current plan year for medical expenses that are treated as a deductible or co-insurance payment under the Seller's or its Affiliates' health insurance plan shall reduce the amount of any deductible or co-insurance payment required to be paid for a similar period under Purchaser's Health Plan. Notwithstanding the foregoing, Seller and the Selling Affiliates shall provide to Employees all COBRA notices to the extent required by applicable law.

          (e) Vacation, Holiday and Sick Pay. Effective as of Closing, Purchaser expressly assumes all of the Seller's or any Affiliate's then existing accrued obligations for Vacation Pay Liabilities owed to Transferred Employees. Schedule 5.12(e) hereto contains a list of the accrued Vacation Pay Liabilities owed to each Employee as of June 30, 1997. Such Schedule 5.12(e) shall be updated at Closing, or as soon thereafter as is reasonably practicable with respect to all Transferred Employees, provided that, notwithstanding anything to the contrary in this Agreement, Seller or a Selling Affiliate shall pay to each Transferred Employee his or her accrued Vacation Pay Liabilities in excess of ten working days as of the Closing.

          (f) Workers' Compensation. Seller expressly retains all of Seller's or any Affiliate's obligations for workers compensation benefits payable after Closing to any Transferred Employee with respect of events occurring on or before the Closing Date

          (g) Disability. Seller expressly retains all of Seller's then existing obligations for benefits payable after Closing to any Transferred Employee due to leave of absence, disability or layoff occurring prior to the Closing.



          (h)  401 (k) Plan and Pension Plan.

               (i) Plan Participation.  Effective as of the
Closing Date, all Transferred Employees shall cease participation in any 401(k) Plan of Seller or any Affiliate ("Seller's 401(k) Plan"). As soon as practicable, following Closing, Purchaser shall designate, or establish, a savings plan, qualified under Code 401 (a) and 401 (k), and a trust thereunder that is exempt from tax under Code 501(a) (collectively "Purchaser's Savings Plan"), and shall allow all Transferred Employees to participate in Purchaser's Savings Plan on the same terms and conditions as apply to other similarly situated employees of Purchaser, with service credit as described in paragraph 5.12(c) above.

               (ii)401(k) Plan Vesting. Seller shall take any action that may be necessary or appropriate to insure that all Transferred Employees are 100% vested in their account balances under the Seller's 401(k) Plan and shall cause the trustee of that Plan to pay those account balances to the Transferred Employees or their beneficiaries in accordance with the terms of the Seller's 401(k) Plan.

               (iii)    Pension Plan.  None of the Employees
currently participate in any pension plan of Seller or any Affiliate and none have any accrued but unpaid benefits under any such plan.

          (i) Tax Information for Employees. Purchaser and Seller agree to follow the Standard Procedure specified in Rev. Proc. 96-60 1996-53 I.R.B.1, whereby, among other things, each will be responsible for the reporting duties with respect to its own payment of wages and compensation to employees. The parties will provide each other with reasonable access to any information needed to comply with the foregoing and provide copies upon request.

          5.13Non-Compete. (a) In order that the Purchaser and its Affiliates may have and enjoy the full benefit of the business of the Purchased Assets, the Seller agrees that, for a period commencing on the Closing Date and ending on the third anniversary of the Closing Date (the "Restriction Period"), neither Seller nor any of its Selling Affiliates will, without the express written approval of the Purchaser, directly or indirectly, engage in any Restricted Business in the United States. "Restricted Business" means the servicing of mortgage loans secured by first or second liens primarily on one- to four-family residential properties. Because of the unique talents and knowledge of the Seller and the Selling Affiliates, Seller agrees that in the event it or any Selling Affiliate breach the covenants contained in this Section, Purchaser and its Designee shall suffer damages for which the remedy at law is inadequate and the Purchaser or its Designee shall be entitled to specific performance hereof and shall be entitled to an injunction to be issued by any court of competent jurisdiction restraining Seller or any Affiliate from committing or continuing any breach of this Section. Resort to equitable relief by Purchaser or its Designee shall not, however, be construed to be a waiver of any other rights that it may have for damages under this Agreement or otherwise.

          (b) From the date hereof through the third anniversary of the Closing Date, neither Seller nor any Affiliate shall solicit or seek to hire any Designated Employee so long as any such person is in the employ of Purchaser or any Affiliate thereof.

                           ARTICLE VI
                CONDITIONS PRECEDENT; TERMINATION

          6.1 Conditions Precedent to Obligations of Purchaser and Seller. The obligations of Purchaser, on the one hand, and Seller, on the other hand, to consummate the transactions contemplated by this Agreement are subject to the fulfillment, at or prior to the Closing, of the following condition: there shall not be in effect any preliminary or permanent injunction or other order issued by any federal or state court of competent jurisdiction in the United States or by any United States federal or state governmental or regulatory body nor any statute, rule, regulation or executive order promulgated or enacted by any United States federal or state governmental authority which restrains, enjoins or otherwise prohibits the consummation of the transactions contemplated by this Agreement or any other agreements contemplated hereby; and

          6.2 Conditions Precedent to the Obligations of Purchaser. The obligations of Purchaser to consummate the transactions contemplated by this Agreement are subject to the fulfillment at or prior to the Closing, of each of the following conditions (any of which may be waived in writing by Purchaser)

          (a) all representations and warranties of Seller under this Agreement (including the Schedules hereto as updated pursuant to Section 5.10) shall be true and correct in all material respects (provided, however, that, notwithstanding the foregoing, any such representation and warranty that is qualified as to materiality shall be true and correct in all respects) at and as of the time of the Closing with the same effect as though those representations and warranties had been made again at and as of that time (except as to any representation or warranty at or as of a specific date in which case such representation or warranty shall be deemed to have been made again at the time of the Closing but only with respect to such specific date);

          (b) Seller shall have performed and complied in all material respects with each obligation, covenant and condition required by this Agreement to be performed or complied with by it prior to or at the Closing;

          (c) Purchaser shall have been furnished with the instruments of conveyance and transfer referred to in
     Section 2.5, in form and substance reasonably satisfactory to Purchaser;

          (d) Purchaser or its Designee shall have all mortgage servicing and related licenses which are necessary to enable it to acquire the Purchased Assets and operate a mortgage servicing business in a manner substantially similar to that of NSC (including with the benefit of the Transition Services Agreement);

          (e) Purchaser or its Designee shall have entered into employment agreements with each of Messrs. Rick W. Skogg and Leo C. Trautman, Jr. on terms and subject to conditions that Purchaser, in its sole discretion shall deem reasonable;

          (f) Purchaser or its Designee shall have received a minimum number of acceptances of its offers of employment to Designated Employees such that Purchaser would have a minimal assembled workforce as of the Closing Date capable of conducting a mortgage servicing business in a manner consistent with the past practices of NSC;

          (g) Purchaser shall have received from counsel to Seller an opinion, dated the Closing Date, substantially in the form attached as Exhibit D;

          (h) Purchaser shall have been furnished with a certificate of an officer of Seller, dated the Closing Date, in form and substance reasonably satisfactory to Purchaser, certifying to the fulfillment of the conditions set forth in Sections 6.2(a) and (b);

          (i) Purchaser shall have been furnished with a certificate of a Secretary or Assistant Secretary of the general partner of Seller dated the Closing Date in form and substance reasonably satisfactory to Purchaser, certifying as to the attached copy of the resolutions of the general partner of Seller and each Selling Affiliate authorizing the execution, delivery and performance of, and the transactions contemplated by, this Agreement and any other agreements contemplated hereby, and stating that the resolutions thereby certified have not been amended, modified, revoked or rescinded;

          (j) Purchaser or its Designee shall have entered into a modification to the contract with CPI/Alltel contract reasonably satisfactory to Purchaser;

          (k) Purchaser or its Designee shall have entered into a lease for office space in Aurora, Colorado; and

          (1) Harbourton Holdings L.P. shall have executed the Guaranty.

          6.3 Conditions Precedent to the Obligations of Seller.
The obligations of Seller to consummate the transactions contemplated by this Agreement are subject to the fulfillment, at or prior to the Closing, of each of the following conditions (any of which may be waived in writing by Seller):

          (a) all representations and warranties of Purchaser under this Agreement shall be true and correct in all material respects (provided, however, that, notwithstanding the foregoing, any such representation and warranty that is qualified as to materiality shall be true and correct in all respects) at and as of the time of the Closing with the same effect as though those representations and warranties had been made again at and as of that time (except as to any representation or warranty at or as of a specific date in which case such representation or warranty shall be deemed to have been made again at the time of the Closing but only respect to such specific date);

          (b) Purchaser shall have performed and complied, in all material respects, with each obligation, covenant and condition required by this Agreement to be performed or complied with by it prior to or at the Closing;

          (c) Seller shall have received from counsel to Purchaser an opinion, dated the Closing Date, substantially in the form attached as Exhibit E;

          (d)  Seller shall have been furnished with a
     certificate of an officer of Purchaser, dated the Closing
     Date, in form and substance reasonably satisfactory to Seller, certifying to the fulfillment of the conditions set forth in Sections 6.3(a) and (b);

          (e) Seller shall have been furnished with a certificate of a Secretary or Assistant Secretary (or other appropriate officer) of Purchaser and its Designee (if any), dated the Closing Date, in form and substance reasonably satisfactory to Seller certifying as to the attached copy of the resolutions of the Board of Directors (or a duly authorized committee thereof) of Purchaser and its Designee, respectively, authorizing the execution, delivery and performance of, and the transactions contemplated by, this Agreement and any other agreements contemplated hereby, and stating that the resolutions thereby certified have not been amended, modified, revoked or rescinded; and

          (f) Purchaser or its Designee shall have entered into an office lease for Suite 600, 2530 So. Parker Road, Aurora,
     Colorado.

                          ARTICLE VII.
   SURVIVAL OF REPRESENTATIONS AND WARRANTIES: INDEMNIFICATION

          7.1 Survival. All representatives, warranties, covenants and agreements, certificates or other instruments delivered pursuant to this Agreement, shall survive the Closing and shall remain in full force and effect; provided, that the Seller shall only be liable to the Purchaser and its Affiliates pursuant to Section 7.2(ii) below to the extent that written notice of the claim is delivered within the periods set forth in
Section 7.4(a)(1) below.

          7.2 Indemnification by Seller The Seller agrees to indemnify and hold the Purchaser and its Affiliates, and their respective officers, directors, employees and representatives, harmless against and in respect of all Losses incurred or suffered by the Purchaser and its Affiliates, and their respective officers, directors, employees and representatives, in connection with, arising out of, or as a result of each and all of the following: (i) all obligations and Liabilities of the Seller or its Affiliates or related to the Purchased Assets, whether accrued, absolute, fixed, contingent or otherwise, other than the Assumed Liabilities, as described in Section 2.3; (ii) subject to Section 7.4(a), any breach by any of the Seller or its Affiliates of their respective representations and warranties contained herein or in the certificate delivered by the Seller pursuant to Section 6.2(i) (which, for this purpose, shall be determined without giving effect to any "materiality" or "material adverse effect" limitation set forth therein); (iii) any nonperformance or breach by the Seller or its Affiliates of any covenant or other obligation (other than a representation or warranty made by the Seller in Article III) to be performed by the Seller or its Affiliates under this Agreement, and (iv) sales, use, income and other Taxes arising at any time out of the operations of NSC or any of the Purchased Assets as a whole prior to the Closing Date (excluding any Taxes allocated to the Purchaser under Section 5.11). Notwithstanding anything to the contrary contained herein or in the Assumption Agreement, the indemnification obligations of the Seller in favor of the Purchaser set forth in clauses (i), (iii) and (iv) above shall be absolute and unconditional, and shall be enforceable without regard to the existence or accuracy of any representations or warranties given by the Seller or the Purchaser.

          7.3 Indemnification by Purchaser. The Purchaser agrees to indemnify and hold the Seller and its Affiliates harmless against and in respect of all Losses incurred or suffered by the Seller and its Affiliates in connection with, arising out of, or as a result of each and all of the following:
(i) the Assumed Liabilities; (ii) subject to Section 7 4(a), any breach by any of the Purchaser or its Affiliates of its representations and warranties contained herein or in any certificates delivered pursuant to Section 6.3(d) (which, for this purpose, shall be determined without giving effect to any "materiality" or "material adverse effect" limitation set forth therein); and (iii) any nonperformance or breach by the Purchaser or its Affiliates of any covenant or other obligation (other than a representation or warranty made by the Purchaser in Article IV) to be performed by the Purchaser or its Affiliates under this Agreement. Notwithstanding anything to the contrary contained herein or in the Assumption Agreement, the indemnification obligation of the Purchaser in favor of the Seller set forth in clauses (i) and (iii) above shall be absolute and unconditional, and shall be enforceable without regard to the existence or accuracy of any representations or warranties given by the Seller or the Purchaser.

          7.4 General Indemnification Provisions.  (a)
Notwithstanding the provisions of Sections 7.2 and 7.3, the indemnified party shall not be entitled to indemnification for Losses solely with respect to claims pursuant to Section 7.2(ii) or 7.3(ii), as the case may be:

     (i) unless the indemnified party shall have given written notice to the indemnifying party, setting forth its claim for indemnification in reasonable detail: (x) on or before the date which is two years after the Closing Date for Losses arising out of the matters referred to in Article III (other than Section 3.14 or 3.17); (y) on or before the date which is three years after the Closing Date for Losses arising out of the matters referred to in Section 3.14, or (z) with respect to Losses arising out of the matters referred to in Section 3.17, on or before the date which is 60 days following expiration of the applicable statute of limitations with respect to the Taxes as to which any such claim relates;

     (ii) unless the aggregate Loss arising out of any single breach or series of related breaches shall be at least equal to $1,000, provided that if the aggregate sum of each Loss which arises out of a single breach or series of related breaches that individually is less than $1,000 shall be at least equal to $5,000, then, subject to satisfaction of the basket in clause (iii) below, the indemnified party shall be entitled to indemnification under such Section 7.2(ii) or 7.3(ii) for all such Losses in excess of $5,000; and

     (iii)unless and until the aggregate amount of all Losses arising therefrom exceeds $25,000, whereupon the indemnified party shall be entitled to indemnification under such Section 7.2(ii) or 7.3(ii) only for the aggregate amount of such Losses in excess of $25,000; provided that for purposes of determining the aggregate amount of all Losses for this clause (iii), only such Losses referred to in the proviso to clause
          (ii) above that are in excess of $5,000 shall count toward the $25,000 minimum set forth in this clause
          (iii).

          (b) Promptly after (i) receipt by an indemnified party under this Article VII of notice of any claim or the commencement of any action or (ii) the intervention as of right by an indemnified party under this Article VII into any action the indemnified party shall if a claim in respect thereof is to be made against the indemnifying party under this Article VII, notify the indemnifying party in writing of the claim or the commencement of or intervention as of right into that action, provided that the failure to notify the indemnifying party shall not relieve it from any liability which it may have to the indemnified party under this Article VII, except if such notification with respect to any claim to be made pursuant to
Section 7.2(ii) or 7.3(ii) is given after the applicable time period specified in Section 7.4(a)(i) has lapsed. If any such claim shall be brought against an indemnified party or if an indemnified party shall intervene as of right in any such action, and such indemnified party shall notify the indemnifying party thereof, and if the indemnifying party shall agree in writing to indemnify promptly the indemnified party for the full amount of any Loss sustained, suffered or incurred by the indemnified party by reason of such claim or action, then the indemnifying party shall be entitled to participate therein, and to assume the defense thereof with counsel satisfactory to the indemnified party, and to settle and compromise any such claim or action, provided, however, that if the indemnified party has elected to be represented by separate counsel pursuant to the proviso to the second following sentence, such settlement or compromise shall be effected only with the consent of the indemnified party, which consent shall not be unreasonably withheld. If the indemnifying party does not agree to indemnify promptly the full amount of any such Loss as provided in the immediately preceding sentence, then the indemnifying party shall nevertheless have the right to participate in the defense of any such claim or action, but such defense and any settlement or compromise thereof shall at all times be under the sole direction and control of the indemnified party. After notice from the indemnifying party to the indemnified party of its election to assume the defense of such claim or action, the indemnifying party shall not be liable to the indemnified party under this Article VII for any legal or other expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation; provided, however, that the indemnified party shall have the right to employ counsel to represent it if, in the indemnified party's reasonable judgment, it is advisable for the indemnified party to be represented by separate counsel, and in that event the fees and expenses of such separate counsel shall be paid by the indemnified party. The Seller and the Purchaser each agree to render to each other such assistance as may reasonably be requested in order to ensure the proper and adequate defense of any such claim or proceeding.

          (c) The amount of any Loss for which indemnification is provided under any of Sections 7.2 or 7.3 shall be net of any amounts recovered or recoverable by the indemnified party under insurance policies with respect to such Loss (collectively, a "Net Loss") and shall be (i) increased to take account of any net Tax cost incurred by the indemnified party arising from the receipt of indemnity payments hereunder (grossed up for such increase) and (ii) reduced to take account of any net Tax benefit realized by the indemnified party arising from the incurrence or payment of any such Net Loss. In computing the amount of any such Tax cost or Tax benefit, the indemnified party shall be deemed to recognize all other items of income, gain, loss, deduction or credit before recognizing any item arising from the receipt of any indemnity payment hereunder or the incurrence or payment of any indemnified Net Loss. Any indemnification payment hereunder shall initially be made without regard to this Section and shall be increased or reduced to reflect any such net Tax cost (including gross-up) or net Tax benefit only after the indemnified party has actually realized such cost or benefit.
For purposes of this Agreement, an indemnified party shall be deemed to have "actually realized" a net Tax cost or a net Tax benefit to the extent that, and at such time as, the amount of Taxes payable by such indemnified party is increased above or reduced below, as the case may be, the amount of Taxes that such indemnified party would be required to pay but for the receipt of the indemnity payment or the incurrence or payment of such Net Loss, as the case may be. The amount of any increase or reduction hereunder shall be adjusted to reflect any final determination (which shall include the execution of Form 870-AD or successor form) with respect to the indemnified party's liability for Taxes and payments between the parties to this Agreement to reflect such adjustment shall be made if necessary. Any indemnity payment under this Agreement shall be treated as an adjustment to the value of the asset upon which its underlying claim was based, unless a final determination (which shall include the execution of a Form 870-AD or successor form) with respect to the indemnified party or any of its Affiliates causes any such payment not to be treated as an adjustment to the value or the asset for United States federal income tax purposes.

          (d) Anything to the contrary contained herein notwithstanding, in no event shall Seller or its Affiliates be liable for any Loss (including without limitation any and all liabilities of Seller and its Affiliates for costs, expenses and attorneys' fees paid or incurred in connection therewith or in connection with the curing of any and all misrepresentations or breaches of warranties or covenants under this Agreement) to the extent the aggregate of all indemnification payments by or on behalf of Seller with respect to all Losses shall have exceeded the Purchase Price.

          (e) The provisions of this Article VII shall constitute the sole and exclusive remedy of Purchaser and its Affiliates against Seller and the Selling Affiliates for all Losses subject to the provisions of Section 7.2 (ii) and any other rights or remedies with respect to the same, whether now existing or hereafter arising, which Purchaser and its Affiliates have or may have, are hereby waived to the maximum extent permitted by applicable law.

                          ARTICLE VIII.
                           TERMINATION

          8.1 Termination. Except with respect to provisions that expressly survive termination, this Agreement may be terminated:

          (a)  by written agreement of all of the parties hereto;

          (b) by Purchaser, by written notice to Seller, delivered not less than 30 days after receipt by Seller of an earlier written notice from Purchaser that there have been breaches or defaults of Seller's covenants and agreements hereunder which individually or in the aggregate could reasonably be expected to result in a Section 3 Material Adverse Effect, provided such breaches and defaults have not been cured to the reasonable satisfaction of Purchaser since such earlier notice;

          (c) by Seller by written notice to Purchaser, delivered not less than 30 days after receipt by Purchaser of an earlier written notice from Seller that there have been breaches or defaults of Purchaser's covenants and agreements hereunder which individually or in the aggregate could reasonably be expected to result in a Section 4 Material Adverse Effect, provided such breaches and defaults have not been cured to the reasonable satisfaction of Seller since such earlier notice; or

          (d) by Seller or Purchaser, if the Closing has not taken place by August 31, 1997,

provided, however, that the party seeking termination pursuant to clauses (b) through (d) above (A) is not in breach in any material respect of any of its representations, warranties, covenants or agreements contained in this Agreement and (B) has not caused such condition to have become incapable of fulfillment through its own actions (or failures to act) that directly result in a breach of a representation, warranty or covenant by the other party contained herein.

          8.2 Liability. The termination of this Agreement under Section 8.1 shall not relieve any party of any Liability for breach of this Agreement prior to the date of termination.

                           ARTICLE IX
                          MISCELLANEOUS

          9.1 Notices. Any notice or other communication under this Agreement shall be in writing (including by telecopy or like transmission) and shall be considered given when delivered personally, when delivered by a nationally recognized overnight courier service, when mailed by registered mail (return receipt requested) or when telecopied (with confirmation of transmission having been received) to the parties at the addresses set forth below (or at such other address as a party may specify by notice to the other)

         If to Seller, to it at:

               Harbourton Financial Services L.P.
               2530 South Parker Road
               Aurora, Colorado 80014
               Attention:  Chief Executive Officer
               Fax: (303) 338-2289

          with copies to:

               Lowenstein, Sandler, Kohl, Fisher & Boylan, P.C.
               65 Livingston Avenue
               Roseland, New Jersey 07068
               Attention: Allen B. Levithan, Esq.
               Fax: (973) 992-5820

          If to Purchaser, to it at:

               Lehman Brothers Holdings Inc.
               Three World Financial Center
               New York, NY 10285
               Attention: Karen C. Manson, Esq.
                         Secretary and Vice President
               Fax: (212) 526-3774

          9.2 Entire Agreement: No Third Party Beneficiaries. This Agreement, including the Schedules hereto and the Exhibits hereto, (a) constitutes the entire agreement between the parties with respect to its subject matter and supersedes any previous agreement among them relating to the subject matter hereof and
(b) is not intended to confer upon any person, including any employee, other than the parties hereto and their respective successors and assigns, any rights or remedies hereunder.

          9.3 Headings; Interpretation. (a) The table of contents and section headings of this Agreement are for reference purposes only and are to be given no effect in the construction or interpretation of this Agreement.

          (b) When a reference is made in this Agreement to an Article, Section, Schedule or Exhibit, such reference shall be to an Article, Section, Schedule or Exhibit of this Agreement unless otherwise indicated. Whenever the words "included", "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation". All accounting terms not defined in this Agreement shall have the meanings determined by generally accepted accounting principles as in effect from time to time. The words "hereof', "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement. The definitions contained in this Agreement are applicable to the singular as well as the plural forms of such terms and to the masculine as well as to the feminine and neuter genders of such term, and references to a person are also to its permitted successors and assigns. Any agreement, instrument or statute defined or referred to herein or in any agreement or instrument that is referred to herein means such agreement, instrument or statute as from time to time amended, modified or supplemented, including (in the case of agreements or instruments) by waiver or consent and (in the case of statutes) by succession of comparable successor statutes and references to all attachments thereto and instruments incorporated therein.

          9.4  Governing Law.  This Agreement shall be
governed by, and construed in accordance with, the law of the State of New York applicable to agreements made and to be performed in New York regardless of the laws that might otherwise govern under applicable principles of conflicts of law.

          9.5 Amendment; Waiver. This Agreement may be amended, supplemented or otherwise modified only by a written instrument executed by the parties hereto. No waiver by a of any of the provisions hereof shall be effective unless explicitly set forth in writing and executed by the party so waiving. Except as provided in the preceding sentence, no action taken pursuant to this Agreement, including any investigation by or on behalf of any party, shall be led to constitute a waiver by the party taking such action of compliance with any representations, warranties, covenants or agreements contained herein or in any documents delivered or to be delivered pursuant to this Agreement or in connection with the Closing hereunder. The waiver by any party hereto of a breach of any provision of this Agreement shall operate or be construed as a waiver of any subsequent breach.

          9.6  Separability.  If any provision of this
Agreement is invalid or unenforceable, the balance of this Agreement shall remain in full force and effect.

          9.7 Assignment. Neither party to this Agreement may assign any of its rights or delegate any of its duties under this Agreement without the prior written consent of the other party to this Agreement. Any purported assignment in violation of this Section shall be void. Subject to the two immediately preceding sentences of this Section 9.7, this Agreement will be binding upon, inure to the benefit of and be enforceable by the parties hereto and their respective successors and assigns.

          9.8 Publicity. So long as this Agreement is in effect, neither party nor any of their affiliates shall issue or cause the publication of any press release or other public announcement with respect to the transactions contemplated by this Agreement without the consent of the other party, which consent shall not be unreasonably withheld; provided, however, that no such consent shall be required in connection with any public disclosure which based on advice of counsel is required by law, but the party required to make such disclosure shall give the other party reasonable opportunity to review and comment on any such disclosure prior to the time such disclosure is made.

          9.9 Jurisdiction. The courts of the State of New York in New York County and the United States District Court for the Southern District of New York shall have exclusive jurisdiction over the parties with respect to any dispute or controversy between them arising under or in connection with this Agreement and, by execution and delivery of this Agreement, each of the parties to this Agreement submits to the jurisdiction of those courts, including the in personam and subject matter jurisdiction of those courts, waives any objection to such jurisdiction on the grounds of venue or forum non conveniens, the absence of in personam or subject matter jurisdiction and any similar grounds, consents to service of process by mail (in accordance with Section 9.1) or any other manner permitted by law. These consents to jurisdiction shall not be deemed to confer rights on any person other than the parties to this Agreement.

          9.10Specific Performance. Each of the parties to this Agreement acknowledge that all the Purchased Assets are of a special, unique and extraordinary character, and that any breach of this Agreement by any party hereto could not be compensated for by damages. Accordingly, if any of the parties breaches its obligations under this Agreement, the other parties hereto shall be entitled, in addition to any other remedies that they may have, to enforcement of this Agreement by a decree of specific performance requiring that the breaching party fulfill its obligations under this Agreement.

          9.11Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.

          IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be signed by its duly authorized officer as of the date first above written.

                              HARBOURTON FINANCIAL SERVICES
L.P.
                              By Harbourton Mortgage
Corporation,
                                    its general partner




By:_____________________________________
                                    Name:
                                    Title:

                              LEHMAN BROTHERS HOLDINGS INC.




By:_____________________________________
                                   Name:
                                    Title:
                        LIST OF SCHEDULES

2.1(a)Nebraska Real Property
2.1(b)Assigned Subservicing Contracts
2.1(c)NSC Personal Property
2.1(d)Colorado Personal Property
2.1(e)Inventory
2.1(f)Systems
2.1(k)Vehicles
2.1(l)Prepaid Expenses
2.1(m)Assigned Contracts
2.8(a)Purchase Price Allocation
3.4   Consents
3.5   Licenses, Permits and Approvals
3.6(a)Compliance
3.6(b)Title To Real Property
3.7(a)Tangible Personal Property-Liens
3.7(b)Tangible Personal Property - Not Good Working Condition
3.8(a)Subservicing Contracts
      Valid and Enforceable Contracts
3.10  Sufficiency of Assets
3.11  Undisclosed Liabilities
3.12  Absence of Certain Changes
3.13  Litigation
3.14(a)   Environmental/Compliance
3.14(b)   Environmental/Materials of Concern
3.14(c)   Environmental/Storage Tanks, Asbestos, PCB's
3.14(d)   Environmental/Notice of Violation
3.14(f)   Necessary Permits
3.16  Insurance
3.18(a)   Employee Benefit Plan
3.18(b)   Plan Compliance Exception
3.18(f)   Payments
3.19  Certain Fees
3.20  Intellectual Property Rights
4.4   Licenses and Approvals
5.12(a)   Designated Employees/Transition Services Employees
5.12(e)   Accrued Vacation and Sick Pay/Holiday



                        LIST OF EXHIBITS



A      Assumption Agreement

B      Bill of Sale

C      Transition Services Agreement

D      Opinion of Seller's Counsel

E      Opinion of Purchaser's Counsel

F      Guaranty
          THIS MORTGAGE SERVICING PURCHASE AND SALE AGREEMENT, dated as of July 31, 1997 (this "Agreement"), is made by and between HARBOURTON MORTGAGE CO., L.P., a Delaware limited partnership ("Seller"), and LEHMAN CAPITAL, A DIVISION OF LEHMAN BROTHERS HOLDINGS INC., a Delaware corporation ("Purchaser").

                           BACKGROUND:

          Seller owns the Servicing Rights (as herein defined) with respect to the Mortgage Loans listed on the Mortgage Loan Schedule (as herein defined) and Seller desires to sell to Purchaser, and Purchaser desires to purchase from Seller, all right, title and interest in and to the Servicing Rights in accordance with the terms and subject to the conditions of this Agreement.

          NOW THEREFORE, the Parties agree as follows:

                            ARTICLE I
                 DEFINITIONS AND INTERPRETATIONS

          Section 1.1    Definitions.

          For the purpose of this Agreement, capitalized terms have the meanings set out below or elsewhere in this Agreement.

          "Advance" means, with respect to a Mortgage Loan, an advance by the servicer of such Mortgage Loan of its own funds to make payments of principal, interest, taxes, insurance premiums, ground rents, assessments, foreclosure related costs, amounts transferred for NSF checks, and similar charges advanced with respect to a Mortgage Loan as required or permitted by the Applicable Requirements or the Investor.

          "Advance Settlement Date" has the meaning set forth  in
Section 2.3.

          "Affiliate" means, in respect of any Person, any other Person directly or indirectly controlling, controlled by or under direct or indirect common control with, such Person, whether through the ownership of voting securities, by contract or otherwise. "Control" as used herein means the power to direct the management and policies of such Person.

          "Agencies"  or "Agency" means FNMA, FHLMC, FmHA,  GNMA,
FHA, VA and/or a State Agency, as applicable.

          "Agreement" means this Mortgage Servicing Purchase  and
Sale Agreement, together with its Exhibits and Schedules.

          "Ancillary Income" means all income from or relating to the Mortgage Loans to which the servicer is entitled other than servicing fees, including but not limited to late charges, insufficient funds fees, assumption fees, optional insurance amounts and all other incidental fees and charges.

          "Applicable Requirements" with respect to any Mortgage Loan, shall include: (i) all applicable contractual obligations contained in the Mortgage and Mortgage Note, in the Servicing Agreement and in policies of insurance pertaining to such Mortgage Loans, (ii) all applicable Laws pertaining to the processing, origination insuring, purchase, sale, servicing or subservicing of the Mortgage Loans, (iii) all other applicable requirements and guidelines of each Governmental Authority having jurisdiction (including without limitation, FNMA, FHLMC, FmHA, GNMA, FHA and VA, and their respective selling and/or servicing guides), (iv) all applicable requirements and guidelines of PMI companies and Investors, and (iv) to the extent not covered by the foregoing, the reasonable and customary mortgage servicing practices of prudent mortgage lending institutions which service mortgage loans of the same type as the Mortgage Loans in the jurisdictions in which the related secured properties are located.

          "Business Day" means a day other than Saturday, Sunday, or any other day on which commercial banks in Denver, Colorado or New York, New York are authorized or required, by law or executive order, to close.

          "Certified Pool" means, as of any date, a Pool that has received (i) original final certification in compliance with the GNMA Guide, and (ii) if issuer responsibility with respect to such Pool has been transferred subsequent to issuance of such Pool but prior to the transfer contemplated by this Agreement, recertification in compliance with the GNMA Guide with respect to each such transfer.

          "Custodian File" means the documents required by the applicable Agency or the Investor under the Servicing Agreements to be retained by a document custodian acceptable to the Agency or the Investor, or by the Agency or the Investor.

          "Designee" means the Person designated by Purchaser to perform the obligations of the Purchaser under this Agreement or any of the Exhibits hereto, which Person shall reasonably acceptable to Seller.

          "Fed Funds Rate" means, as of any date, the rate of interest published by The Wall Street Journal, Northeast Edition, in the money rates column, as the "Federal Funds Rate" or if such rate is no longer published, an alternate rate of interest that is reasonably acceptable to the Parties.

          "FHA" means the Federal Housing Administration, or any successor thereof.

          "FHLMC"   means   the   Federal  Home   Loan   Mortgage
Corporation, or any successor thereof.

          "FmHA"  means  the  Farmers  Home  Administration,  the
United States of America acting through Rural Housing Services or its successor, the US Department of Agriculture, or any successor thereof.

          "FNMA" means the Federal National Mortgage Corporation, or any successor thereof.

          "GNMA"   means   the   Government   National   Mortgage
Corporation, or any successor thereof.

          "GNMA Subserviced Loans" means those Mortgage Loans included in GNMA Pools that, as of the Servicing Transfer Date applicable to GNMA Mortgage Loans, are not Certified Pools.

          "GNMA  Subservicing Agreement" means  the  Subservicing
Agreement (GNMA) between the Parties substantially in the form of Exhibit C.

          "GNMA Subservicing Period" means, with respect to a GNMA Subserviced Loan, the period commencing with the Servicing Transfer Date applicable to GNMA Mortgage Loans and continuing through and until the related GNMA Pool has become a Certified Pool and the Investor Consent is received with respect to such GNMA Subserviced Loan.

           "GO Portfolio Mortgage Loans" means the Mortgage Loans which are indicated to be included in "GO Portfolio" on Schedule
3.1(l)(1).

          "GO  Portfolio Pools" means all Pools consisting of  GO
Portfolio Mortgage Loans.

          "GO  Portfolio Purchase Price Percentage"  means  0.92%
(92  basis  points),  subject to adjustment  in  accordance  with
Section 2.2(c).

          "Governmental  Authority"  means  any  federal,  state,
municipal,  local, territorial, or other governmental department,
commission,   board,   bureau,  agency,   court,   authority   or
instrumentality, domestic or foreign.

          "Guaranty"    means    the   Unconditional    Guaranty,
substantially in the form of Exhibit D, to be made by  Harbourton
Holdings, L.P., a Delaware limited partnership, in favor of Purchaser.

          "Indemnified  Events"  has the  meaning  set  forth  in
Article VIII.

          "Indemnified Party" means a Party that benefits from indemnification or seeks indemnification from another Party pursuant to Article VIII.

          "Indemnifying   Party"   means   a   Party    providing
indemnification to another Party pursuant to Article VIII.

          "Insurer" means FHA or VA, any PMI insurer or any other insurer that provides policies of life, hazard, disability, title or other insurance with respect to any of the Mortgage Loans or the collateral securing a Mortgage Loan.

          "Interim  Period" means, with respect to  any  Mortgage
Loan, the period commencing with the Sale Date and continuing through and until the applicable Servicing Transfer Date.

          "Interim   Servicing  Agreement"  means   the   Interim
Servicing Agreement between the Parties substantially in the form of Exhibit A.

          "Investor Consent" means, with respect to any Pool or Mortgage Loan, the written consent and approval of the applicable Investor to the transfer from Seller to Purchaser of the Servicing Rights and issuer responsibility with respect to such Pool or Mortgage Loan in accordance with the provisions of the related Servicing Agreement, without material adverse modification to the rights of the servicer thereunder.

          "Investor"  means  FNMA, FHLMC,  GNMA  or  any  Private
Investor party to a Servicing Agreement relating to the servicing or subservicing of the Mortgage Loans, as the case may be.

          "Law"  means  any  applicable statute, law,  ordinance,
regulation,   order,  writ,  injunction,   or   decree   of   any
Governmental Authority.

          "Lien" means any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or otherwise), or preference, priority, or other security agreement, or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction in respect of any of the foregoing).

          "Losses" means any and all claims, damages, liabilities, losses, deficiencies, or reasonable out of pocket costs and expenses, (including, without limitation, counsel's fees) of any kind or nature actually incurred associated with the conveyance of the Servicing Rights from the Seller to the Purchaser.

          "Mortgage, Custodial and Escrow Accounts" means all escrow, impound and custodial accounts relating to the Mortgage Loans including, without limitation, all accounts established for purposes of receiving funds for the payment of principal and interest or real or personal property taxes, insurance premiums, ground rents, assessments, funds due the Investor, unearned fees, hazard insurance loss drafts, Advances, funds held in connection with buy-down loans, and similar charges relating to the Mortgage Loans and interest accrued on such funds for the benefit of the Mortgagors under Applicable Requirements or otherwise.

          "Mortgage   Loan  Schedule"  means  Schedule  3.1(l)(1)
hereto.

          "Mortgage Loans" means the single-family mortgage loans secured by the related Mortgages, the Servicing Rights to which mortgage loans are to be sold to Purchaser pursuant to this Agreement, which Mortgage Loans are listed on the Mortgage Loan Schedule.

          "Mortgage Note" means, with respect to a Mortgage Loan, the promissory note or other evidence of indebtedness of the related Mortgagor.

          "Mortgage" means, with respect to a Mortgage Loan, the instrument securing the related Mortgage Note which creates a first lien on the related Mortgaged Property.

          "Mortgaged Property" means, with respect to a  Mortgage
Loan, a fee simple interest in residential real property, together with improvements thereon, subject to the lien of the related Mortgage.

          "Mortgagor" means, with respect to a Mortgage Loan, the obligor on the related Mortgage Note.

          "NSF Check" means a check tendered by a Mortgagor as a payment on a Mortgage Loan that is returned by the drawee bank because of insufficient funds, including without limitation insufficient funds due to funds being denominated as uncollected.

          "Operative Documents" means this Agreement, the Interim Servicing Agreement, the Private Investor Subservicing Agreement, the GNMA Subservicing Agreement, each Investor assignment agreement, each bill of sale and assignment and assumption agreement, and all other documents or instruments executed and delivered in connection with this Agreement or any of such other agreements or any of the transactions contemplated hereby or thereby.

          "Parties" means Purchaser and Seller.

          "Person" means an individual, partnership, corporation, business trust, joint stock company, trust, incorporated association, joint venture, Governmental Authority or other entity of whatever nature, and in each case includes permitted successors and assigns..

          "PMI" means any private mortgage insurer.

          "Pool Schedule" means Schedule 3.1(l)(2) hereto.

          "Pool" means an aggregation of one (1) or more Mortgage
Loans identified on the Pool Schedule.

          "Portfolio B Mortgage Loans" means the Mortgage Loans which are indicated to be included in "Portfolio B" on Schedule
3.1(l)(2).

          "Portfolio B Pools" means all Pools consisting of Portfolio B Mortgage Loans.

          "Portfolio  B  Purchase Price Percentage"  means  1.49%
(149  basis  points), subject to adjustment  in  accordance  with
Section 2.2(c)..

          "Portfolio" means either the Portfolio B Mortgage Loans or the GO Portfolio Mortgage Loans, as the context may require.

          "Prior Servicer" means any originator or servicer of a Mortgage Loan, other than Seller.

          "Private  Investor"  means any owner  of  the  Mortgage
Loans other than an Agency party to a Servicing Agreement relating to the servicing of the Mortgage Loans.

          "Private   Investor  Subserviced  Loans"  means   those
Private  Investor  Mortgage  Loans as  to  which  the  applicable
Investor Consent has not been obtained on or prior to the related
Servicing Transfer Date.

          "Private  Investor  Subservicing Agreement"  means  the
Subservicing Agreement (Private Investor) between the Parties substantially in the form of Exhibit B.

          "Private Investor Subservicing Period" means, with respect to any Private Investor Subserviced Loan, the period commencing with the applicable Servicing Transfer Date and continuing through and until the applicable Investor Consent is obtained or the related Servicing Agreement is terminated.

          "Purchase Price Schedule" has the meaning set forth  in
section 2.2.

          "Purchase Price" means the amount payable by Purchaser to Seller for the Servicing Rights as set forth in Section 2.2.

          "Purchaser's Document Custodian" means one or more document custodian(s) designated by Purchaser from time to time that is acceptable to the applicable Investors to hold the Custodian Files.

          "Repurchase Balance" means the unpaid principal balance as of the date of repurchase of a Mortgage Loan to be repurchased in accordance with Section 8.5.

          "Repurchase Price" means the sum of (a) the Repurchase Balance, plus all interest accrued thereon through the end of the month of repurchase (if repurchase is required by the applicable Investor), (b) the product of the Repurchase Balance and the GO Portfolio Purchase Price Percentage (if paid) in the case of a GO Portfolio Loan or the Portfolio B Purchase Price Percentage (if paid) in the case of a Portfolio B Mortgage Loan and (c) all reasonable unreimbursed out-of-pocket costs and expenses incurred by Purchaser relating to the subject Mortgage Loan, including but not limited to reasonable unreimbursed Advances.

          "Sale Date" means July 31, 1997.

          "Servicing Agreement" means a pool purchase contract, whole loan sale and servicing contract or other servicing or subservicing contract pursuant to which the Seller is servicing or subservicing a Mortgage Loan or a pool of Mortgage Loans on behalf or for the benefit of an Investor, as indicated on the Servicing Agreement Schedule.

          "Servicing Agreement Schedule" means Schedule 3.1(l)(3) hereto.

          "Servicing File" means, with respect to a Mortgage Loan, the file containing all documents in Seller's possession or control, whether on hard copy, computer record, microfiche or any other format, evidencing and pertaining to a particular Mortgage Loan and relating to the processing, origination, servicing, collection, payment and foreclosure of such Mortgage Loan, including (i) copies of certain documents executed or delivered in connection with the closing of such Mortgage Loan, including without limitation copies of the Mortgage Note, Mortgage and any assignments of such Mortgage, and (ii) any servicing documentation which relates to such Mortgage Loan of the type customarily included by mortgage loan servicers in their servicing files. The Servicing File for each Mortgage Loan shall include all documents required to be maintained under, or that are necessary to comply with, Applicable Requirements.

          "Servicing Rights" means the rights and responsibilities of Seller with respect to the servicing or subservicing of the Mortgage Loans under Applicable Requirements and the right to receive servicing fees and ancillary income thereunder, and the associated right, title and interest of Seller in the related Mortgage Loans, Pools, Mortgage Note, Mortgage Escrow Accounts, Custodian File, and Servicing File.

          "Servicing Transfer Date" means, with respect to a Mortgage Loan, the date on which physical servicing of such Mortgage Loan transfers from Seller to Purchaser. Subject to modification by written agreement of the Parties, the Servicing Transfer Date will be the close of business on (i) August 31, 1997 for all FNMA Mortgage Loans, (ii) September 2, 1997 for all GNMA Mortgage Loans, (iii) September 15, 1997 for all FHLMC Mortgage Loans and (iv) the applicable Investor cutoff date immediately following August 31, 1997 for all Private Investor Mortgage Loans.

          "State Agency" means any state agency with authority to
(i) regulate the businesses of Purchaser or Seller, including without limitation any state agency with authority to determine the investment or servicing requirements with regard to mortgage loans originated, purchased or serviced by Purchaser or Seller or
(ii) originate, purchase, or service mortgage loans, or otherwise promote mortgage lending, including without limitation state and local housing finance authorities.

          "Survival Period" has the meaning set forth in  Section
8.1.

            "Transfer Instructions" means the actions to be taken and procedures to be followed in connection with the transfer of the Servicing Rights to Purchaser as set forth on Exhibit E.

          "VA Buy-down" means with respect to a Mortgage Loan that is guaranteed by the VA, the waiver by Purchaser of a portion of the indebtedness of the Mortgage Loan, which can take the form of a reduction of the principal, a credit to escrow or unapplied funds accounts, the forgiveness of accrued interest or any combination of the foregoing, and which causes the VA to pay off the remaining amount of the indebtedness owed and acquire the collateral securing the Mortgage Loan.

          "VA No-Bid-Mortgage Loan" means a Mortgage Loan guaranteed by the VA and for which the VA provides written notice that it will not accept conveyance of the property securing said Mortgage Loan after such Mortgage Loan has been placed in foreclosure.

          "VA"  means  the United States Department  of  Veterans
Affairs, or any successor thereof.

          Section 1.2 Interpretations. In this Agreement, unless specified otherwise: (i) "Any" means "any one or more"; "including" means "including without limitation"; "day" means "calendar day," unless "Business Day" is specified. (ii) Singular words include plural, and vice versa. For example, the words "Party" and "Parties" each means "Party or Parties as the case may be." (iii) Headings are for convenience only, and do not affect the meaning of any provision. (iv) Reference to an agreement includes reference to its permitted supplements, amendments and other modifications. (v) Reference to a law includes reference to any amendment or modification of the law and to any rules or regulations issued thereunder. (vi)
Reference  to  a  Person  includes  reference  to  its  permitted successors and assigns in the applicable capacity. (vii) Reference to a Section, Exhibit, or Schedule signifies reference to a Section, Exhibit, or Schedule of this Agreement, unless the context clearly indicates otherwise. (viii) "Hereunder," "hereto," "hereof," "herein," and like words, refer to the whole of this Agreement rather than to a particular part hereof, unless the context clearly indicates otherwise.


                           ARTICLE II
             PURCHASE AND SALE OF SERVICING RIGHTS;
              PURCHASE PRICE; ADDITIONAL COVENANTS

          Section 2.1    Purchase and Sale of Servicing Rights.

               (a)   Sale  Date Conveyance.  Upon the  terms  and
subject to the conditions of this Agreement and on the basis of the representations, warranties and agreements contained herein, effective as of the close of business on the Sale Date (regardless of the date of execution of this Agreement), Seller hereby sells, assigns, transfers, conveys and delivers to Purchaser all of Seller's beneficial right, title and interest in and to the Servicing Rights related to the Mortgage Loans, and Purchaser hereby purchases and assumes the beneficial interest in the Servicing Rights related to the Mortgage Loans from Seller as of such date.

               (b) Servicing Transfer Date Conveyance. Upon the terms and subject to the conditions of this Agreement and on the basis of the representations, warranties and agreements contained herein, effective as of the commencement of business on each Servicing Transfer Date, Seller shall sell, assign, transfer, convey and deliver to Purchaser, legal title, and all of Seller's remaining right, title and interest in and to the Mortgage Loans and the Servicing Rights related to the Mortgage Loans, including the obligation to service the Mortgage Loans from and after such date, and Purchaser hereby purchases and assumes such Servicing Rights from Seller as of such Servicing Transfer Date; provided, that, subject to Section 2.6 below, Seller shall not transfer or convey to Purchaser legal or record title to the Servicing Rights relating to any GNMA Subserviced Loans or to any Private Investor Subserviced Loans until the applicable Investor Consents have been obtained. The transfer of servicing responsibility will be conducted in accordance with the Transfer Instructions. Except as otherwise provided herein, as of each Transfer Date, the Seller will cease all servicing activities and responsibilities with respect to the Mortgage Loans and shall sever its relationship with the Mortgagors.

          Section 2.2    Purchase Price.

          (a) Purchase Price. In full consideration for the sale of the Servicing Rights, Purchaser shall pay to Seller a purchase price (the "Purchase Price") equal to the sum of:

               (i)   the  product  of (x)  the  Portfolio  B
     Purchase Price Percentage and (y) the aggregate  unpaid
     principal  balance,  as  of  the  Sale  Date,  of   the
     Portfolio B Mortgage Loans;

               plus

               (ii)  the  product  of (x) the  GO  Portfolio
     Purchase Price Percentage and (y) the aggregate unpaid principal balance, as of the Sale Date, of the GO
     Portfolio Mortgage Loans.

          (b) Purchase Price Schedule. No fewer than two (2) Business Days prior to the Sale Date, the Seller shall deliver to the Purchaser a schedule containing the information required by
Schedule 2.2(b) (the "Purchase Price Schedule") setting forth the Seller's calculation of the Purchase Price, the Portfolio B Purchase Price and the GO Portfolio Purchase Price, in each case estimated as of the last day of the calendar month preceding the Sale Date. Seller shall deliver a revised Schedule 2.2(b), incorporating any applicable adjustments to the Purchase Price and including the amount of the related Advances on or before the third (3rd) Business Day after each Servicing Transfer Date. The Purchase Price Schedules shall also include all information necessary to calculate the weighted average servicing fee for the Mortgage Loans for purposes of Section 2.2(c).

          (c) Adjustment to Purchase Price Percentages. The GO Portfolio Purchase Price Percentage and the Portfolio B Purchase Price Percentage may each be adjusted upward or downward on or prior to the Sale Date in accordance with this Section 2.2(c). If the weighted average servicing fee for the GO Portfolio Mortgage Loans is different than 41 basis points (0.41%), the GO Portfolio Purchase Price Percentage shall be adjusted by adding thereto the product (whether positive or negative) of (x) 2.25 times (y) the difference between the actual weighted average servicing fee for the GO Portfolio Mortgage Loans as of the Sale Date and 41 basis points (0.41%). Similarly, if the weighted average servicing fee for the Portfolio B Mortgage Loans is different than 38.2 basis points (0.382%), the GO Portfolio Purchase Price Percentage shall be adjusted by adding thereto the product (whether positive or negative) of (x) 3.90 times (y) the difference between the actual weighted average servicing fee for the Portfolio B Mortgage Loans as of the Sale Date and 38.2 basis points (0.382%). By way of example only, if the actual weighted average servicing fee for the GO Portfolio Mortgage Loans as of the Sale Date is 40 basis points, the GO Portfolio Purchase Price Percentage would be adjusted downward by 2.25 basis points (- 0.0225%). All information necessary to calculate the weighted average servicing fee for the Mortgage Loans shall be included on the Purchase Price Schedules delivered in accordance with Section 2.2(b).

          Section 2.3    Payment of Purchase Price.

          On the Sale Date, Purchaser shall pay Seller thirty percent (30%) of the estimated Purchase Price calculated based upon the Purchase Price Schedule delivered prior to the Sale Date in accordance with Section 2.2(b).

          Within two (2) Business Days after Purchaser's receipt of the Purchase Price Schedule to be delivered by Seller in accordance with Section 2.2(b) after each Servicing Transfer Date, Purchaser shall pay Seller the remaining balance of the Purchase Price relating to the Mortgage Loans as to which Servicing Rights are transferred on such Servicing Transfer Date calculated based upon the Purchase Price Schedule delivered after the applicable Servicing Transfer Date, together with interest on such portion of the Purchase Price at the Fed Funds Rate from the Sale Date to the date payment is made.

          Unless otherwise agreed by the parties, all payments required hereunder shall be made by bank wire transfer in immediately available funds.

          If any of the information used in calculating the Purchase Price shall be found by a Party to have been incorrectly computed or the Purchase Price shall be found by a Party to have been otherwise calculated improperly, the Purchase Price shall be promptly and appropriately adjusted on the basis of the correct and proper information. Payment or reimbursement shall be promptly made by the appropriate Party after notice from the other Party setting forth in reasonable detail the amount of such adjustment claimed and the basis for such adjustment. If any adjustments are made to the Purchase Price after the applicable Advance Settlement Date in accordance with the provisions of this Section, any such adjustment shall include interest at the Fed Funds Rate on the amount of the adjustment from the applicable Advance Settlement Date to (but not including) the date that the payment of such adjustment is made.

          Section 2.4    Reimbursement of Advances.

          On the second Business Days after Purchaser's receipt of the Purchase Price Schedule to be delivered by Seller in accordance with Section 2.2(b) after each Servicing Transfer Date (each, an "Advance Settlement Date"), Seller shall provide Purchaser with a schedule on a loan-by-loan basis that sets forth all Advances with respect to the Mortgage Loans, the Servicing Rights to which were transferred on such Servicing Transfer Date. On each Advance Settlement Date, Purchaser shall reimburse Seller, by wire transfer of immediately available funds, one hundred percent (100%) of the Advances relating to the related Mortgage Loans.

          For any GO Portfolio Mortgage Loan as to which the first claim payment relating to principal is received by Purchaser from the FHA or VA within two (2) months following the Sale Date, Seller shall reimburse Purchaser for any Advances and accrued interest (calculated at the applicable pool pass-through rate) that are not reimbursed by FHA or VA in the insurance or guaranty payments received with respect to such Mortgage Loan. Seller shall make such payment to Purchaser within 30 days of its receipt of an invoice therefor from Purchaser, accompanied by a detail of the claim payments received.

          In addition, for any Mortgage Loan that, as of the Sale Date, is either current or not more than thirty (30) days past due, Seller shall upon Purchaser's written demand (which demand shall be received by Seller not more than five (5) years after the Sale Date), reimburse Purchaser for any Advance paid for by Purchaser pursuant to the first paragraph of this Section 2.4 to the extent that such Advance is not reimbursable to the Purchaser by the applicable Mortgagor, Investor or Insurer pursuant to Applicable Requirements. Seller shall make such payment to Purchaser within 30 days of its receipt of an invoice therefor from Purchaser, accompanied by a detail of the Advance and the reason that such Advance is deemed to be not reimbursable from the applicable Mortgagor, Investor or Insurer pursuant to Applicable Requirements. Seller shall not be liable for any Advances that become unreimbursable after the Sale Date as a result of any delay or omission by the Purchaser or any subsequent servicer of the applicable Mortgage Loans.

          Section 2.5    Interim Servicing.

          Seller  shall  continue to service the  Mortgage  Loans
during   the   Interim  Period  in  accordance  with   Applicable
Requirements pursuant to the Interim Servicing Agreement.

          Section 2.6    Subservicing.

          (a) Purchaser or its Designee shall subservice the Private Investor Subserviced Loans on behalf of Seller during the Private Investor Subservicing Period in accordance with Applicable Requirements and the Private Investor Subservicing Agreement. During the Private Investor Subservicing Period, Seller will cooperate reasonably with Purchaser or its Designee to facilitate Purchaser's performance of its subservicing obligations pursuant to the Private Investor Subservicing Agreement. Such cooperation will include appointment of certain employees of Purchaser or its Designee as officers of Seller for the limited purpose of performing certain necessary and delegable Private Investor reporting functions including without limitation Investor remittance. Upon receipt of applicable Investor Consents, all of Seller's right title and interest in and to the Servicing Rights and Escrow Accounts related to the Private Investor Subserviced Loans for which such Investor Consent has been obtained, including without limitation record title and the obligation to service the applicable Private Investor Subserviced Loans, shall be transferred to Purchaser.

          (b) Purchaser or its Designee shall subservice the GNMA Subserviced Loans on behalf of Seller during the GNMA Subservicing Period in accordance with Applicable Requirements and the GNMA Subservicing Agreement. During the GNMA Subservicing Period, Seller will perform its remaining obligations as servicer of the GNMA Subserviced Loans pursuant to Applicable Requirements and will cooperate reasonably with Purchaser or its Designee to facilitate Purchaser's performance of its subservicing obligations pursuant to the GNMA Subservicing Agreement. Such cooperation will include appointment of certain employees of Purchaser or its Designee as officers of Seller for the limited purpose of performing certain necessary and delegable GNMA reporting functions including without limitation Investor remittance. Notwithstanding anything to the contrary contained herein, until the applicable Investor Approval Date, Seller shall retain record title in and to the Servicing Rights related to the GNMA Subserviced Loans and shall remain as Servicer of record with the GNMA, and fully subject to GNMA's rights and requirements with respect to the Servicing. Purchaser and Seller acknowledge that Purchaser or its designee will be identified to GNMA as the subservicer of the Pools related to the GNMA Subserviced Loans effective as of the Servicing Transfer Date applicable to GNMA Mortgage Loans. Upon receipt of the applicable Investor Consent, all of Seller's right title and interest in and to the Servicing Rights and Escrow Accounts related to the GNMA Subserviced Loans, including without limitation record title and the obligation to service the GNMA Subserviced Loans, shall be transferred to Purchaser.

          Section   2.7     Mortgage  Escrow  Accounts:  Optional
Insurance Payments.

          On each Advance Settlement Date, Seller shall transfer, by wire transfer of immediately available funds, to accounts in Purchaser's name as custodian or trustee, in one (1) or more depository institutions identified by Purchaser and acceptable to each applicable Investor, the Mortgage Escrow Account balances relating to the related Mortgage Loans. Such payment will be accompanied by an itemized statement of the Mortgage Escrow Account balances and the outstanding Advances, reflecting the balances as of the applicable Advance Settlement Date, sufficient to enable Purchaser to reconcile the amount of such payment with the accounts of the related Mortgage Loans. Purchaser shall review the accuracy of Seller's accounting statement of the Mortgage Escrow Account balances and, in the event of an error, the amount of the Mortgage Escrow Account balances transferred shall be adjusted and Seller shall pay to Purchaser any additional amounts of Mortgage Escrow Account balances or Purchaser shall reimburse Seller for any overpayment of Mortgage Escrow Account balances, as the case may be, by wire transfer of immediately available funds. Seller shall be obligated to credit to the Mortgage Escrow Accounts any interest accrued on Mortgage Escrow Account balances in accordance with any Applicable Requirements prior to or on the applicable Advance Settlement Date. On or before each Advance Settlement Date, Seller shall remit to all applicable optional insurance carrier(s) all optional insurance premiums, if any, being held by Seller for, or on behalf of, any Mortgagors that have not yet been remitted to the optional insurance carriers.

          If under Applicable Requirements, the Seller is required to make the remittance to one or more Investors in the month following or in which the Servicing Transfer Date occurs, the Purchaser shall retransfer to the Seller the amount of the required Investor remittance on or before the applicable remittance date, upon written notification from the Seller to the Purchaser of the amount of monies required in order to fulfill these remittance obligations. Written notification should be forwarded by Seller to Purchaser at least three (3) Business Days in advance of the required remittance date.

          Section 2.8    Closing.

          The closing hereunder shall take place on the Sale Date, and shall, at Purchaser's option, be either (a) by telephone, confirmed by letter, facsimile transmission or wire as the Parties shall agree, or (b) conducted in person, at such place as the Parties shall agree.

                           ARTICLE III
            REPRESENTATIONS AND WARRANTIES OF SELLER

          Section 3.1.   Seller's Representations and Warranties.

          Seller represents and warrants to Purchaser as follows as of the Sale Date and the Servicing Transfer Date:

               (a) Organization and Qualification. It is a limited partnership duly organized, validly existing, and in good standing, under the laws of the jurisdiction of its formation, has the authority and power necessary to own its assets and to transact the business in which it is engaged, and is duly qualified and in good standing to do business in each jurisdiction in which the conduct of its business or the ownership of its assets (including the Servicing Rights or the Mortgage Loans) so requires.

               (b) Authorization; Enforceability; Execution. It has the absolute and unrestricted right, power, authority, and capacity to execute and deliver this Agreement and each Operative Document, and to perform its obligations hereunder and thereunder. It has duly authorized, executed, and delivered this Agreement and each Operative Document. This Agreement and each Operative Document constitute the legal, valid, and binding obligation of Seller, enforceable against it in accordance with their respective terms, except to the extent bankruptcy, insolvency, reorganization, fraudulent conveyance, or similar laws affect the enforcement of creditors' rights generally. The signatory executing this Agreement and each Operative Document is duly authorized to execute and deliver each such document.

               (c)    Non-Contravention.    Its   execution   and
delivery of this Agreement and each Operative Document, and the consummation and performance of any of the transactions contemplated hereby or thereby, do not and will not: (i)(A) violate any applicable law or any judgment, award, order, writ, or decree of any court or other Governmental Authority, (B) violate any Mortgage Loan Requirement, or (C) violate any provision of its partnership agreement; (ii) violate any provision of, or cause a default under, any mortgage, indenture, contract, agreement, or other undertaking to which it is a party or that purports to be binding upon it or upon any of its assets; or (iii) result in the creation or imposition of any lien on any of its assets.

               (d) Consents. Other than the Investor Consents, no consent of any other Person (including such Person's shareholders) and no consent, license, approval, or exemption by, or authorization of, or registration, filing or declaration with, any Governmental Authority or any other Person, is necessary to
(i) its execution, delivery or performance of this Agreement or any Operative Document, or (ii) the validity or enforceability of this Agreement or any Operative Document.

               (e) No-Default. It is not in default, and no event or condition exists that after the giving of notice or lapse of time or both, would constitute an event of default under any material mortgage, indenture, contract, agreement, judgment, or other undertaking, to which it is a party or which purports to be binding upon it or upon any of its assets.

               (f) Approvals. It is an approved FNMA and FHLMC Seller/Servicer, GNMA Issuer/Servicer, FmHA Servicer, and FHA and VA mortgagee in good standing and has not been suspended as a mortgagee or servicer by any of FNMA, FHLMC, GNMA, FmHA, FHA or the VA. It has all federal, state and local licenses, permits, and other authorizations of Governmental Authorities required for the conduct of its business with respect to the Mortgage Loans and the Servicing Rights, including but not limited to state mortgage banking licenses in those jurisdictions where such licenses are necessary for the conduct of Seller's business, and Seller has not received any notice that revocation is being considered with respect to any of such licenses, permits, or authorizations. It knows of no reason why any Investor would not consent to the transfer contemplated by this Agreement.

               (g)  Financial Statements; Solvency.  It meets all
minimum net worth or similar requirements necessary in order to conduct its business which are applicable to Seller under any law or any requirement of any regulatory agency, Investor, or other authority. Attached hereto as Schedule 3.1(g) is a copy of its audited balance sheet as of December 31, 1996, and its unaudited balance sheet as at March 31, 1997, and the related statements of income, retained earnings and changes in financial position for the periods then ended (collectively, the "Seller's Financial Statements"). Seller's Financial Statements present fairly in all material respects the financial condition of Seller as of the dates, and for the periods, covered thereby, and were prepared in accordance with GAAP through the periods involved. There has been no change in the financial condition of Seller since the date of Seller's Financial Statements which would have a material adverse effect upon the ability of Seller to complete the transactions contemplated herein and comply with its responsibilities and obligations hereunder. Purchaser acknowledges that Seller's parent has publicly announced its intention to liquidate its assets and since the date of Seller's Financial Statements Seller has entered into agreements to sell a substantial part of its servicing and mortgage loan portfolio.

               On the Sale Date and each Servicing Transfer Date, and after giving effect to each of the transactions contemplated to occur on such date, it will not be insolvent and has, or will have as of such date, adequate net worth to meet all Investor requirements.

               (h) Insurance. It maintains insurance against liability to third parties to the extent and in the manner required by the Applicable Requirements, including without limitation errors and omissions insurance and fidelity bond coverage in accordance with the Applicable Requirements. All such insurance policies maintained by Seller are in full force and effect.

               (i) Compliance with Law. It has complied in all material respects with all applicable Laws, the violation of which might materially and adversely effect its operations or financial condition or delay the consummation of the transactions contemplated hereby.

               (j) Litigation. Except as set forth on Schedule 3.1(j), there are no lawsuits, actions, proceedings, claims, orders or investigations by or before any Governmental Authority pending or, to Seller's best knowledge, threatened against it or its Affiliates relating to the Mortgage Loans, the Servicing Rights, the Escrow Balances, the Servicing Agreements or seeking to enjoin the transactions contemplated hereby and there are no facts or circumstances known to Seller that could result in a claim for damages or equitable relief which, if decided adversely, could, individually or in the aggregate, have a material adverse effect on the value of the Servicing Rights or Seller's ability to consummate the transactions contemplated hereby.

               (k) Brokers. With the exception of BayView Financial Trading Group, Inc. ("BayView"), it has not retained any broker, finder, investment banker or financial advisor in connection with this Agreement or any of the transactions contemplated hereby that would be entitled to a broker's, finder's, investment banker's, financial adviser's or similar fee in connection therewith. The fees and expenses of BayView are the sole responsibility of, and shall be paid by, Seller pursuant to a separate agreement between Seller and BayView.

               (l)  Purchased Asset Schedules.

                      (1)    Mortgage  Loan  Schedule.   Schedule
3.1(l)(1) (the "Mortgage Loan Schedule") identifies for each Portfolio, each Mortgage Loan (including a trial balance for each such Mortgage Loan as of April 30, 1997, which balance shall be updated as of the Sale Date) that is serviced by Seller under the Servicing Agreement, the Servicing Rights to which are being sold to Purchaser pursuant to this Agreement. The Mortgage Loan Schedule shall also include a separate listing of all Mortgage Loans that are subserviced by Seller under the Servicing Agreements which constitute subservicing agreements, the Servicing Rights to which are being transferred to Purchaser pursuant to this Agreement. Such subserviced Mortgage Loans shall not be deemed included in either the Portfolio B Mortgage Loans or the GO Portfolio Mortgage Loans, unless otherwise specified on the Mortgage Loan Schedule.

                     (2)  Pool Schedule.  Schedule 3.1(l)(2) (the
"Pool Schedule") identifies for each Portfolio, each Pool included in such Portfolio as of April 30, 1997, which Schedule shall be updated as of the Sale Date. When updated as of the Sale Date, the Pool Schedule shall also include a separate listing of all GNMA Pools that are to be subserviced by the Purchaser pursuant to the GNMA Subservicing Agreement.

                     (3)  Servicing Agreement Schedule.  Schedule
3.1(l)(3) (the "Servicing Agreement Schedule") identifies and lists each of the Servicing Agreements (including title and date of the agreement, whether such agreement is a servicing or subservicing agreement, identity of the Investor and number of loans serviced thereunder) pursuant to which the Seller is servicing or subservicing any Mortgage Loans or pools of Mortgage Loans as of April 30, 1997, which Schedule shall be updated as of the Sale Date.

               All of the information set forth on each of the Mortgage Loan Schedule, the Pool Schedule and the Servicing Agreement Schedule is true, correct and complete as of the date indicated thereon, and when updated as of the Sale Date, will be true, correct and complete as of the Sale Date. The Seller has previously provided the Purchaser with true, correct and complete copies of each Servicing Agreement and all amendments thereto.

               (m) Ownership of Servicing Rights. Subject to the rights of the Investors in the Servicing Agreements and Servicing Rights, Seller has good and merchantable title to the Servicing Rights, free and clear of all Liens, other than the lien of First Bank National Association, which lien shall be released in accordance with a separate agreement between the Purchaser, the Seller and First Bank National Association. There are no contracts affecting the Mortgage Loans, Servicing Rights or Advances to which Purchaser will be bound except for the Servicing Agreements and the Applicable Requirements and no other Person has any interest in the Mortgage Loans or the Servicing Rights, except the Investors to the extent set forth in the Servicing Agreements and Applicable Requirements.

          Section  3.2     Mortgage Banking  Representations  and
Warranties.

          Seller represents and warrants to Purchaser that each of the representations and warranties set forth below is true, complete and correct as of the Sale Date and the Servicing Transfer Date with respect to each Mortgage Loan and the related Servicing Rights transferred to Purchaser on such date.


               (a)  Information.

                      (i)   All  information  contained  in  each
Servicing File, and in any electronic data file, with regard to loan origination and servicing activity contains all information necessary to properly service the Mortgage Loans in accordance with Applicable Requirements, and is accurate in all material respects, and all monies received with respect to each Mortgage Loan have been properly accounted for and applied. All Servicing Files are complete in all material respects with regard to origination and servicing activity.

                     (ii)  The  amount of the unpaid balance  for
each Mortgage Loan which is reflected on Schedule 3.1(l)(1) is true and correct as of the date thereof.

               (b)  Origination and Sale of Mortgage Loans.

                     (i)   Each Mortgage Loan has been originated
and/or sold in accordance, in all material respects, with Applicable Requirements, including without limitation, applicable state or federal laws, rules, or regulations pertaining to consumer credit, truth-in-lending and usury.

                       (ii)     The   selling   and   origination
representations and warranties made by Seller to Investors under the Servicing Agreements are true and correct in all material respects as of the date made.

               (c)  Enforceability.

               Each Mortgage Note and each Mortgage has been duly executed by the appropriate obligor and each is a valid and enforceable document, subject only to applicable antideficiency and bankruptcy statutes and to application of the rules of equity, and there are no defenses, setoffs or counterclaims against any Mortgage Loan.

               (d)  General Servicing of Mortgage Loans.

                     (i)  As of the Sale Date, each Mortgage Loan
has been serviced in accordance with Applicable Requirements in all material respects.

                     (ii)  Except as set forth on Schedule 3.2(l)
(which Schedule shall be updated as of the Sale Date), Seller has not taken any action or failed to take any action which might cause the cancellation of or otherwise affect any of the insurance contracts pertaining to Servicing of a Mortgage Loan (including without limitation PMI, FHA insurance or VA guaranty) or which might otherwise materially and adversely affect the Servicing.

               (e)  Mortgage Escrow Accounts.

                      (i)   All  Mortgage  Escrow  Accounts   are
maintained in accordance with Applicable Requirements. Except as to payments which are past due under the Mortgage Loans, all Mortgage Escrow Account balances required by the Mortgage Loan Documents and paid to Seller for the account of the Mortgagor and Seller are on deposit in the appropriate Mortgage Escrow Accounts.

                     (ii)  All  payments for taxes,  assessments,
ground rents, mortgage insurance, hazard and flood insurance or other payments made from the related Mortgage Escrow Account have been made on a timely basis, and Seller has paid to the Mortgagor interest on Mortgage Escrow Accounts to the extent such payment is required by Applicable Requirements. Seller has properly conducted an escrow analysis for each Mortgage Loan within the twelve (12) month period immediately preceding the Servicing Transfer Date. All books and records with respect to each
Mortgage Loan shall be in good condition and shall have been adjusted to reflect properly the results of the escrow analysis.

                      (iii)      Where  applicable,  Seller   has
notified each Mortgagor, in accordance with Applicable Requirements, as to any payment adjustments which resulted from an escrow analysis. Seller shall provide Purchaser with copies of any notices and analyses prepared in accordance with subsection (ii) above.

               (f)  No Modifications.

               Except with respect to partial releases, actions required by a divorce decree, assumptions, or as otherwise permitted under Applicable Requirements, (i) the terms of each Mortgage Note and Mortgage have not been modified by Seller, (ii) no party thereto has been released in whole or in part by Seller and (iii) no part of the Mortgaged Property has been released by Seller. The full original principal amount of each Mortgage Note listed has been advanced to the Mortgagor.

               (g)  Mortgage Insurance.

               Except as disclosed in Schedule 3.2(l), as required by the applicable Investor, the Mortgage Loans are validly insured by mortgage insurance, and all premiums or other charges due in connection with such insurance have been paid.

               (h)  Hazard Insurance.

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

               (i)  Condition of Mortgaged Property; Casualties.

                     (i)  There exists no damage to any Mortgaged
Property from fire, windstorm, earthquake, other casualty, environmental hazard, or any other circumstances or conditions that would cause any Mortgage Loan to become delinquent or otherwise materially and adversely affect the value or marketability of such Mortgage Loan or related Mortgaged Property. Notwithstanding anything to the contrary contained in this Section, to the extent that timely repairs are presently being undertaken utilizing casualty insurance proceeds pursuant to an insurance claim which is being timely processed with the insurance company, such repairs shall not constitute a breach of this warranty provided, however, that upon completion of such repairs, the collateral value of the repaired Mortgaged Property shall not be diminished materially from its value prior to such casualty loss.

                     (ii)   There  are (i) no uninsured  casualty
losses and (ii) no insured casualty losses relating to any Mortgaged Property where coinsurance has been, or Seller has reason to believe it will be, claimed by the insurance company or where the loss, exclusive of contents, is greater than the net recovery from the fire insurance carrier. Casualty insurance proceeds paid with respect to a Mortgage Loan have been used either to reduce the Mortgage Loan balance or for the purpose of making repairs to the Mortgaged Property. Unless such insurance proceeds have been used to reduce the Mortgage Loan balance, all damage with respect to which casualty insurance proceeds have been received by or through Seller has been properly repaired or is in the process of being repaired with such proceeds.

               (j)  Lien Priority; Title Insurance.

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

               (k)  Condemnation; Forfeiture.

               Except as disclosed in Schedule 3.2(k) hereto (which Schedule shall be updated as of the Sale Date), to the knowledge of Seller, no Mortgaged Property has been or will be subject to an action seeking condemnation or forfeiture of such Mortgaged Property.

               (l)  Custodian Files.

               Except as disclosed in Schedule 3.2(l) hereto, the Custodian File for each Mortgage Loan will contain, upon transfer of the Servicing Rights to Purchaser, all items required by applicable Investor regulations for the certification of each and every Pool, and each and every Pool will be in compliance with all applicable Investor requirements and guidelines. Except for GNMA Subserviced Loans that are included in Pools that are not Certified Pools and except as otherwise disclosed in Schedule 3.2(l) hereto, all Pools have been certified in accordance with, and the securities backed by such Pools are issued on uniform documents promulgated in, the applicable Investor guide without any material deviation therefrom. All Pools shall be, on the date of receipt of the applicable Investor Consent, finally certified in accordance with applicable Investor requirements and procedures and Purchaser shall be under no obligation to accept Pools which have not been so certified. All Pools shall be, when transferred to Purchaser on the date of receipt of the applicable Investor Consent, eligible for recertification by the Purchaser's custodian (except, in the case of GNMA Pools only, for the preparation and recording, if necessary, of appropriate assignments of Mortgages from Seller to Purchaser and from Purchaser to GNMA), and Seller will be responsible for cure of any deficiencies necessary for recertification. The principal balances outstanding and owing on the Mortgage Loans in each Pool equal or exceed the amounts owing to the security holders of each Pool. It is understood that any deficiencies in the Pool certifications will be cured at the sole cost and responsibility of the Seller and in the time frame required under applicable Investor guidelines for such cure.

               (m)  Exception Loans.

               Except as disclosed in Schedule 3.2(m) hereto (which Schedule shall be updated as of the Sale Date), no Mortgage Loan is a VA vendee loan, an FHA Section 235 loan, an FHA Section 203(k) loan, an FmHA loan or a GNMA "Targeted Lending Initiative" (reduced guaranty fee) loan.

               (n)  Investor Repurchase and Indemnification.

               Except as disclosed in Schedule 3.2(n) hereto (which Schedule shall be updated as of the Sale Date), no Mortgage Loan is subject to a pending request relating to either repurchase or indemnification by an Investor or an Investor indemnification.

               (o)  Fraud.

               To the knowledge of Seller, no fraudulent action, error, omission, misrepresentation, negligence, or similar occurrence with respect to a Mortgage Loan has taken place on the part of any person, including without limitation the Mortgagor, any appraiser, any builder or developer or any other party involved in (x) the origination of the Mortgage Loan or (y) the application of any insurance proceeds with respect to a Mortgage Loan, Mortgaged Property or REO Property.


                           ARTICLE IV
           REPRESENTATIONS AND WARRANTIES OF PURCHASER

          Section   4.1.     Purchaser's   Representations    and
Warranties.

          Purchaser represents and warrants to Seller as follows as of the date hereof, the Sale Date and the Servicing Transfer
Date:

               (a) Organization and Qualification. It is a corporation duly organized, validly existing, and in good standing, under the laws of the jurisdiction of its formation, has the authority and power necessary to own its assets and to transact the business in which it is engaged, and is duly qualified and in good standing to do business in each jurisdiction in which the conduct of its business or the ownership of its assets so requires.

               (b)  Authorization; Enforceability; Execution.  It
has the absolute and unrestricted right, power, authority, and capacity to execute and deliver this Agreement and each Operative Document, and, subject to the receipt of all necessary licenses and approvals in accordance with Section 5.1, to perform its obligations hereunder and thereunder. It has duly authorized, executed, and delivered this Agreement and each Operative Document. This Agreement and each Operative Document constitute the legal, valid, and binding obligation of Purchaser, enforceable against it in accordance with their respective terms, except to the extent bankruptcy, insolvency, reorganization, fraudulent conveyance, or similar laws affect the enforcement of creditors' rights generally. The signatory executing this Agreement and each Operative Document is duly authorized to execute and deliver each such document.

               (c)    Non-Contravention.    Its   execution   and
delivery of this Agreement and each Operative Document, and the consummation and performance of any of the transactions contemplated hereby or thereby, do not and will not: (i)(A) violate any applicable law or any judgment, award, order, writ, or decree of any court or other Governmental Authority, (B) violate any Mortgage Loan Requirement, or (C) violate any provision of its certificate of incorporation or by-laws; (ii) violate any provision of, or cause a default under, any mortgage, indenture, contract, agreement, or other undertaking to which it is a party or that purports to be binding upon it or upon any of its assets; or (iii) result in the creation or imposition of any lien on any of its assets.

               (d) Consents. Other than the Investor Consents and the licenses, consents and approvals contemplated by Section 5.1, no consent of any other Person (including such Person's general partners or shareholders) and no consent, license, approval, or exemption by, or authorization of, or registration, filing or declaration with, any Governmental Authority or any other Person, is necessary to (i) its execution, delivery or performance of this Agreement or any Operative Document, or (ii) the validity or enforceability of this Agreement or any Operative Document.

               (e) No-Default. It is not in default, and no event or condition exists that after the giving of notice or lapse of time or both, would constitute an event of default under any material mortgage, indenture, contract, agreement, judgment, or other undertaking, to which it is a party or which purports to be binding upon it or upon any of its assets.

               (f) Approvals. It is, or as of the Servicing Transfer Date will be, an approved FNMA and FHLMC Seller/Servicer, GNMA Issuer/Servicer, FmHA Servicer, and FHA and VA mortgagee in good standing and has not been suspended as a mortgagee or servicer by any of FNMA, FHLMC, GNMA, FmHA, FHA or the VA. It has, or as of the Servicing Transfer Date will have, all federal, state and local licenses, permits, and other authorizations of Governmental Authorities required for the conduct of its business with respect to the Mortgage Loans and the Servicing Rights, including but not limited to state mortgage banking licenses in those jurisdictions where such licenses are necessary for the conduct of Purchaser's business after the Servicing Transfer Date. It knows of no reason why any Investor would not consent to the transfer contemplated by this Agreement.

               (g) Compliance with Law. Purchaser has complied in all material respects with all applicable Laws, the violation of which might materially and adversely effect the operations or financial condition of Purchaser or delay the consummation of the transactions contemplated hereby.

               (h) Brokers. Purchaser has not retained any broker, finder, investment banker or financial advisor in connection with this Agreement or any of the transactions contemplated hereby that would be entitled to a broker's, finder's, investment banker's, financial adviser's or similar fee in connection therewith.

               (i) Financial Statements; Solvency. It meets all minimum net worth or similar requirements necessary in order to conduct its business which are applicable to Purchaser under any law or any requirement of any regulatory agency, Investor, or other authority.

               On the Sale Date and each Servicing Transfer Date, and after giving effect to each of the transactions contemplated to occur on such date, it will not be insolvent and has, or will have as of such date, adequate net worth to meet all Investor requirements.

                            ARTICLE V
                    COVENANTS AND AGREEMENTS

          The Parties hereby covenant and agree with each other as follows, each such covenant and agreement to survive the applicable Servicing Transfer Date:

          Section 5.1    Licenses and Approvals.

          Purchaser shall use its best efforts from and after the date of this Agreement to obtain all licenses, permits and approvals from all Governmental Authorities, Investors and Insurers as may be necessary or appropriate in order to enable Purchaser or its designee to consummate the transactions contemplated by this Agreement and service the Mortgage Loans in accordance with all Applicable Requirements from and after each Servicing Transfer Date.

          Seller shall cooperate with Purchaser and provide Purchaser with reasonable assistance, at Purchaser's expense, as may be necessary in order to enable Purchaser to obtain all such licenses and approvals from Persons specified by Purchaser. Seller shall not be liable for Purchaser's failure to obtain any necessary license or approval.

          Section   5.2     Delivery  of  Custodian   Files   and
Servicing Files.

          With respect to all Mortgage Loans other than the GNMA Subserviced Loans, on or before each applicable Servicing Transfer Date, Seller, at Seller's sole cost and expense, shall deliver, or cause to be delivered, the applicable complete Custodian Files to Purchaser's Document Custodian by insured courier. Seller shall provide Purchaser with a detailed list of all Custodian Files that have been released by Seller's document custodian (other than Custodian Files shipped to Purchaser's Document Custodian), indicating the Person to whom such file has been released and the reason for such release. Any Custodian Files in Seller's possession shall be delivered to Purchaser.

          On or before each applicable Advance Settlement Date, Seller, at Seller's sole cost and expense, shall deliver the applicable Servicing Files and any other books, documents and records relating to the Servicing Rights and the Advances to Purchaser by insured courier in accordance with, and by the dates required by, the Transfer Instructions.

          If Seller has not delivered all complete Custodian Files and Servicing Files to Purchaser's Document Custodian or to Purchaser, as applicable, on or before each Servicing Transfer Date, Seller shall use its best efforts to deliver all such files and documents to Purchaser's Document Custodian or to Purchaser, as applicable, as soon as practicable after each Servicing Transfer Date.

          Section 5.3    Pool Certification.

          With respect to all Mortgage Loans other than the GNMA Subserviced Loans, on or before each applicable Servicing Transfer Date, the Custodian Files transferred to Purchaser's Document Custodian in accordance with the provisions of this
Article  V  shall  contain  all  of  the  documents  (other  than assignments of Mortgage from Seller to Purchaser and from Purchaser to the Investor) required by the Investor in order for Seller's document custodian to have finally certified or recertified, as the case may be, all of the transferred Pools and for Purchaser's Document Custodian to recertify the Pools upon their transfer to Purchaser after each applicable Servicing Transfer Date. If Purchaser or Purchaser's Document Custodian advises Seller that any of the documents received from Seller or its custodian is either missing, incomplete or erroneous, Seller, at its sole cost and expense, shall promptly clear any such exceptions. Purchaser shall cause Purchaser's Document Custodian to provide Seller with a list of all such exceptions within 75 days of receipt of each Custodian File; provided, that any delay or failure to provide such notice within such time period shall not affect any of Seller's obligations under this Agreement, except to the extent, and only to the extent, (i) that any obligation would not have arisen but for such delay or failure or
(ii) such delay or failure materially increases the expense of Seller's compliance with any obligations under this Agreement (in which case Purchaser shall pay the amount of the increased expense solely attributable to such delay or failure). Seller, at its sole expense, shall engage a reputable independent third-party contractor acceptable to Purchaser to prepare all endorsements to the applicable Mortgage Notes and assignments of the applicable Mortgages from Seller to Purchaser and from Purchaser to the Investor to the extent required by Applicable Requirements in order to recertify the Pools after the transfer contemplated by this Agreement. All such endorsements and assignments shall be completed, and in the case of assignments of mortgages from Seller to Purchaser, sent for recording in the applicable jurisdiction in which the related Mortgaged Property is located, within the time period required by the Applicable Requirements. Seller shall cause such contractor to properly record each assignment and provide Purchaser with a certified true copy of each assignment sent for recording, which certification shall be stamped on the face of each assignment and be in form and substance satisfactory to Purchaser. Blanket assignments may be used where permitted by applicable jurisdictions and the Applicable Requirements. Seller shall cause the contractor to forward to Purchaser (or Purchaser's Document Custodian) each recorded assignment promptly upon receipt of such recorded assignment. Seller shall track the status of the recordation process and the clearance of exceptions, shall diligently pursue such items and shall report to Purchaser on its progress at least monthly until all exceptions are cleared and all assignments recorded.

          Section 5.4    Investor Consents.

          Upon Purchaser's receipt of all applicable licenses, permits and approvals contemplated by Section 5.1, Seller, at its sole cost and expense, shall prepare and submit all documentation necessary and shall use its best efforts to timely obtain the Investor Consents for the transfer of the Servicing Rights on each Servicing Transfer Date in accordance with this Agreement. Seller shall provide Purchaser with a copy of each Investor Consent promptly after it is received. Purchaser shall cooperate with Seller in connection with obtaining each Investor Consent, and shall execute and deliver to Seller all documentation reasonably necessary to obtain each Investor Consent.

          Section 5.5    Notice to Mortgagors.

          In accordance with all Applicable Requirements, Seller shall send to each Mortgagor a letter advising the Mortgagor of the transfer of the applicable servicing rights to Purchaser not later than fifteen (15) days prior to the applicable Servicing Transfer Date, the form and content of which letters shall be mutually acceptable to Seller and Purchaser in the exercise of reasonable judgment; provided, that Seller shall not be required to send any such notices prior to the date on which the applicable Investor Consents shall have been received. Copies of all such letters shall be provided to Purchaser.

          Section 5.6    Sale And Transfer Documents.

          Seller shall, prior to or on the Sale Date and each Servicing Transfer Date, execute and deliver, or cause to be executed and delivered to Purchaser, the documents or instruments described in Article VI. Purchaser shall, prior to or on the Sale Date and each Servicing Transfer Date, execute and deliver, or cause to be executed and delivered, to Seller, the documents or instruments described in Article VII.

          Section 5.7    Costs and Expenses.

          Seller shall bear all costs associated with transferring to Purchaser the Servicing Rights, the Mortgage Escrow Accounts, the Custodian Files and the Servicing Files, including without limitation (i) all fees and charges due to Investors with respect to the transfer, (ii) Seller's custodian removal fees, including shipping the Custodian Files, (iii) costs in connection with the transfer, preparation and recording of assignments of the Mortgage Loans from Seller to Purchaser and from Purchaser to Investors, and in providing Purchaser with certified copies thereof, (iv) costs of insured shipping of the Loans Files and all other loan documents and servicing records related to the Mortgage Loans to Purchaser's home office or to such other location as Purchaser may direct, (v) costs of preparing Seller's computer tapes in a readable format with all pertinent data necessary to service the Mortgage Loans and costs of delivery of such tapes to Purchaser, (vi) costs of notifications to and requests of hazard insurers to change endorsements on all hazard insurance policies, notifications to change the mortgagee of record, and Seller's notification to Mortgagor of the change in servicers, and (vii) costs incurred in obtaining or correcting documents that were erroneously certified by Seller's or Prior Servicer's custodian. Purchaser shall bear all of its document custodian's costs associated with recertifying the Pools purchased hereunder.

          Except as specifically provided above or elsewhere in this Agreement, each Party shall bear the expenses and costs, including attorney fees, it incurs in connection with the preparation of this Agreement and consummation of the transactions contemplated by this Agreement.

          Section  5.8     Access to Mortgage  Documents,  Files,
Records, Etc.

          From the Sale Date to the applicable Servicing Transfer Date, Purchaser and its attorneys, accountants, consultants and other representatives, shall have reasonable access, upon reasonable notice and during regular business hours, to the Servicing Files and to Seller's books, records and accounts with respect to the Mortgage Loans, the Servicing Rights and the Advances, including but not limited to the documents held by Seller's document custodian. Seller shall provide Purchaser, within three (3) Business Days after written request, with all information reasonably requested by Purchaser with respect to the Mortgage Loans, the Servicing Rights and the Advances, including but not limited to copies of audits of Seller by any Agency or any other federal or state regulatory body. The Parties agree that Purchaser's examination and determination hereunder shall not evidence that Seller has complied with any of its
representations,  warranties  or  covenants  contained  in   this
Agreement.

          Section 5.9    Best Efforts; Further Assurances.

          Subject to the terms and conditions herein provided, each of the Parties shall use its best efforts to take, or cause to be taken, all action, and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement. Each of Seller and Purchaser will use their respective best efforts to obtain consents of all Governmental Authorities, all Investor Consents and third parties necessary to the consummation of the transactions contemplated by this Agreement.

          Each Party hereby covenants and agrees that it will, whenever and as often as reasonably requested so to do by the other Party, its successors and assigns, do, execute, acknowledge and deliver any and all such other and further acts, assignments, limited powers of attorney, acknowledgments, acceptances and any instruments of further assurance, approvals and consents as such other Party, its successors and assigns, may hereinafter reasonably deem necessary or proper in order to complete and perfect the conveyances to Purchaser contemplated hereby

          Seller shall furnish to Purchaser such powers of attorney and other documents as are reasonably necessary or appropriate to enable Purchaser to prosecute any collection or foreclosure proceedings with respect to the Mortgage Loans in Seller's or any applicable Prior Servicer's name.

          Section 5.10   Hart-Scott-Rodino Filings.

          If required by applicable law, each of Seller and Purchaser will use their respective best efforts to file with the Antitrust Division of the Department of Justice (the "Antitrust Division") and the Federal Trade Commission (the "FTC") promptly following the date hereof the notification and report form (the "Report") required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), with respect to the transactions contemplated hereby. Each of Seller and Purchaser shall cooperate with the other party to the extent necessary to assist the other party in the preparation of its Report, shall request early termination of the waiting period required by the HSR Act and, if requested, will promptly amend or furnish additional information thereunder if requested by the Antitrust Division and/or the FTC.

                           ARTICLE VI
        CONDITIONS PRECEDENT TO OBLIGATIONS OF PURCHASER

          Section 6.1    Conditions to the Sale Date.

          The   obligations  of  Purchaser  to   consummate   the
transactions contemplated by this Agreement shall be subject to the fulfillment prior to the Sale Date of each of the following conditions:

               (a)   (i)  No Governmental Authority of  competent
jurisdiction shall have (x) enacted, issued, promulgated, enforced or entered any statute, rule, regulation, judgment, decree, injunction or other order which is in effect; or (y) commenced or threatened any action or proceeding, which in either case would prohibit consummation of the transactions contemplated by this Agreement, and (ii) if the filings contemplated by
Section 5.10 are made by the parties, the waiting period required by the HSR Act, and any extensions thereof obtained by request or other action of the FTC and/or the Antitrust Division, shall have expired or been terminated by the FTC and the Antitrust Division.

               (b) All representations and warranties made by Seller in this Agreement and the Schedules delivered by Seller to Purchaser pursuant hereto shall be true, correct and complete in all material respects on the date hereof and as of the Sale Date as though such representations and warranties were made as of the Sale Date, and Seller shall have duly performed or complied with all of the covenants, obligations and conditions to be performed or complied with by it under the terms of this Agreement on or prior to the Sale Date.

               (c) All other authorizations, consents (other than Investor Consents or the licenses, approvals and authorizations contemplated by Section 5.1), waivers, approvals or other actions legally required in connection with the execution, delivery and performance of this Agreement and the other Operative Documents by the Parties and the consummation by the Parties of the transactions contemplated hereby and thereby shall have been obtained and shall be in full force and effect; Seller shall have obtained any authorizations, consents, waivers, approvals or other actions required to prevent a material breach or default by Seller under any contract to which Seller is party.

               (d) Prior to or on the Sale Date, Seller shall have duly executed and delivered to Purchaser this Agreement, the other Operative Documents and such other documents as shall be requested by Purchaser in form and substance reasonably acceptable to Purchaser's counsel, including the following:

                    (i) a certificate of the President or a Vice President of Seller, dated the Sale Date, to the effect that (1) the person signing such certificate is familiar with this Agreement and (2) the conditions specified in Section 6.1(a), (b) and (c) as they relate to Seller have been satisfied;

                     (ii)   a  certificate of  the  Secretary  or
Assistant Secretary of Seller, dated the Sale Date, as to the incumbency of any officer of Seller executing this Agreement, any other Operative Document or any document related thereto and covering such other matters as Purchaser may reasonably request;

                    (iii) a certified copy of the resolutions of the Board of Directors of Seller's general partner authorizing the execution, delivery and consummation of this Agreement and the other Operative Documents and the transactions contemplated hereby and thereby;

                     (iv)   an  opinion  of Lowenstein,  Sandler,
Kohl,  Fisher & Boylan, P.A., counsel to Seller, dated  the  Sale
Date, and substantially in the form attached as Exhibit F, and

                     (v)  such other documents or instruments  as
Purchaser   reasonably  requests  to  effect   the   transactions
contemplated hereby.

               (e)   Seller,  Purchaser and First  Bank  National
Association shall have entered into an agreement in form and substance acceptable to the parties providing for the release of First Bank's Lien on the Servicing Rights.

               (f)  Seller shall have provided the Purchase Price
Schedule to Purchaser at least two Business Days prior to the Sale Date.

               (g) Purchaser shall have received the Guaranty, duly executed and delivered by Harbourton Holdings, L.P.



                           ARTICLE VII
          CONDITIONS PRECEDENT TO OBLIGATIONS OF SELLER

          Section 7.1    Conditions to the Sale Date.

          The   obligations   of   Seller   to   consummate   the
transactions contemplated by this Agreement shall be subject to the fulfillment prior to or on the Sale Date of each of the following conditions:

               (a)   (i)  No Governmental Authority of  competent
jurisdiction shall have (x) enacted, issued, promulgated, enforced or entered any statute, rule, regulation, judgment, decree, injunction or other order which is in effect; or (y) commenced or threatened any action or proceeding, which in either case would prohibit consummation of the transactions contemplated by this Agreement[, and (ii) the waiting period required by the HSR Act, and any extensions thereof obtained by request or other action of the FTC and/or the Antitrust Division, shall have expired or been terminated by the FTC and the Antitrust Division.

               (b) All representations and warranties made by Purchaser in this Agreement shall be true, correct and complete in all material respects on the date hereof and as of the Sale Date as though such representations and warranties were made as of the Sale Date, and Purchaser shall have duly performed or complied with all of the covenants, obligations and conditions to be performed or complied with by it under the terms of this Agreement on or prior to the Sale Date.

               (c) All authorizations, consents, waivers, approvals or other actions legally required in connection with the execution, delivery and performance of this Agreement and the other Operative Documents by the Parties and the consummation by the Parties of the transactions contemplated hereby and thereby shall have been obtained and shall be in full force and effect.

               (d) Prior to or on the Sale Date, Purchaser shall have duly executed and delivered to Seller this Agreement and such other documents as shall be requested by Seller in form and substance reasonably acceptable to Seller's counsel, including the following:

                     (i)   a certificate of an authorized officer
of the Purchaser, dated the Sale Date, to the effect that (1) the person signing such certificate is familiar with this Agreement and (2) the conditions specified in Section 7.1(a), (b) and (c) as they relate to Purchaser have been satisfied;

                     (ii)   a  certificate of  the  Secretary  or
Assistant Secretary of the Purchaser, dated the Sale Date, to the effect that (a) the Purchaser is duly authorized to execute and deliver this Agreement and each of the other Operative Documents and to perform its obligation hereunder and thereunder and (b) as to the incumbency of any officer of the Purchaser executing this Agreement, any other Operative Document or any document related thereto on behalf of Purchaser and covering such other matters as Seller may reasonably request;

                    (iii)  Omitted

                     (iv)   an  opinion  of in-house  counsel  to
Purchaser, dated the Sale Date, and substantially in the form attached as Exhibit G, and

                     (v)  such other documents or instruments  as
Seller   reasonably   requests   to   effect   the   transactions
contemplated hereby.

               (e) Seller shall have received from Purchaser the portion of the Purchase Price due on the Sale Date.

                          ARTICLE VIII
           SURVIVAL OF REPRESENTATIONS AND WARRANTIES;
                   INDEMNIFICATION; REPURCHASE

          Section   8.1      Survival  of   Representations   and
Warranties.

          The representations and warranties provided for in this Agreement shall survive for five (5) years from the Sale Date for the benefit of the Parties and their successors and assigns. The survival period of each representation or warranty as provided in this Section 8.1 is hereinafter referred to as the "Survival Period." No investigation by Purchaser heretofore or hereafter made shall modify or otherwise affect any representations and warranties of Seller or any of its indemnification obligations contained herein.

          Section 8.2    Indemnification by Seller.

          Seller shall indemnify and hold harmless Purchaser, its Affiliates, officers, directors, employees, agents and representatives, and any Person claiming by or through any of them, against and in respect of any and all Losses, together with interest thereon, calculated at the Fed Funds Rate from the date such Loss is incurred to the date Seller pays its indemnity obligation hereunder, arising out of, resulting from or incurred in connection with any of the following events (collectively, the "Indemnified Events"; individually, an "Indemnified Event"):

               (a) the inaccuracy of any representation or the breach of any warranty made by Seller in this Agreement or any other Operative Document, in any agreement entered into by the Parties in connection with this Agreement, or in any Schedule, Exhibit, written statement or certificate furnished by Seller pursuant to this Agreement for the Survival Period, in each case determined without regard to any limitations contained therein as to Seller's knowledge;

               (b) the breach by Seller of any covenant or agreement to be performed by Seller under this Agreement or any other Operative Document;

               (c) any litigation pending, threatened or arising out of events occurring prior to the Sale Date in connection with the Mortgage Loans, the Servicing Rights, the Mortgage Escrow Accounts or the Advances, including any litigation, proceedings or investigations disclosed on any Schedule to this Agreement;

               (d)  any VA No-Bid Mortgage Loan or VA Buydown, in
each case relating to a Mortgage Loan that is one or more payment past due as of the Sale Date, for which the VA notifies the Servicer of the related Mortgage Loan within two (2) years after the Sale Date that a Buydown is required to avoid a "no-bid" by the VA; provided that (x) in the case of a such a no-bid notice, Purchaser and Seller agree to elect the Buydown option, (y) prior to claiming indemnification under this paragraph Purchaser shall use commercially reasonable efforts to submit to Seller for its prompt review and approval a calculation of the debt reduction required to avoid a no-bid, if the VA affords Purchaser sufficient time thereafter and (z) the amount indemnified hereunder shall only include the amount of the debt reduction necessary to avoid a no-bid; and

               (e)   errors  and  omissions  in  the  processing,
originating   or  servicing  any  of  the  Mortgage   Loans,   as
applicable, on the part of Seller or any Prior Servicer prior to the applicable Servicing Transfer Date.

          Section 8.3    Indemnification by Purchaser.

          Purchaser shall indemnify and hold harmless Seller, its Affiliates, officers, directors, employees, agents and representatives, and any Person claiming by or through any of them, against and in respect of any and all Losses, together with interest thereon, calculated at the Fed Funds Rate from the date such Loss is incurred to the date Purchaser pays its indemnity obligation hereunder, arising out of, resulting from or incurred in connection with any of the following events (collectively, the "Indemnified Events"; individually, an "Indemnified Event"):

               (a) the inaccuracy of any representation or the breach of any warranty made by Purchaser in this Agreement or any other Operative Document, in any agreement entered into by the Parties in connection with this Agreement, or in any Schedule, Exhibit, written statement or certificate furnished by Purchaser pursuant to this Agreement for the Survival Period, in each case determined without regard to any limitations contained therein as to Purchaser's knowledge;

               (b) the breach by Purchaser of any covenant or agreement to be performed by Purchaser under this Agreement or any other Operative Document; or

               (c) any failure by Purchaser to service the Mortgage Loans after the applicable Servicing Transfer Date in accordance with Applicable Requirements, provided that whenever such failure arises out of or relates to Seller's indemnification obligations hereunder, no indemnification is required unless such failure materially and adversely affects Seller's ability to cure a breach, defend a claim or otherwise result in a material loss to Seller.

          Section 8.4    Indemnification Procedures.

          In the case of any claim for indemnification arising hereunder, an Indemnified Party shall give prompt written notice to the Indemnifying Party as and when the same becomes known to the Indemnified Party (provided, that the failure of the Indemnified Party to give such notice shall not relieve the Indemnifying Party of its obligations hereunder unless, and only to the extent, such failure deprives the Indemnifying Party of the right to contest any claim, increases the amount of such claim, or decreases the amount of the claim that could have been avoided had proper notice been given). The Indemnifying Party shall have the right to defend and to direct the defense against any such claim or demand, in its name or in the name of the
Indemnified Party, as the case may be, at the expense of the Indemnifying Party, and with counsel selected by the Indemnifying Party and acceptable to the Indemnified Party unless (i) such claim or demand seeks an order, injunction or other equitable relief against the Indemnified Party, or (ii) the Indemnified Party shall have reasonably concluded that (x) there is a conflict of interest between the Indemnified Party and the Indemnifying Party in the conduct of the defense of such claim or demand or (y) the Indemnified Party has one or more defenses not available to the Indemnifying Party. If the Indemnified Party
concludes that (x) or (y) above apply, the Indemnified Party shall provide prompt written notice to the Indemnifying Party stating the reasons for such conclusions. Notwithstanding anything in this Agreement to the contrary, the Indemnified Party shall, at the expense of the Indemnifying Party, cooperate with the Indemnifying Party, and keep the Indemnifying Party fully informed, in the defense of such claim or demand. The Indemnified Party shall have the right to participate in the defense of any claim or demand with counsel employed at its own expense; provided, however, that, in the case of any claim or demand described in clause (i) or (ii) of the second preceding sentence or as to which the Indemnifying Party shall not in fact have employed counsel to assume the defense of such claim or demand, the reasonable fees and disbursements of such counsel shall be at the expense of the Indemnifying Party. The Indemnifying Party shall have no indemnification obligations with respect to any such claim or demand which shall be settled by the Indemnified Party without the prior written consent of the
Indemnifying Party, which consent shall not be unreasonably withheld or delayed. Notwithstanding the preceding sentence, Purchaser shall have the exclusive right, absent fraud or bad faith, to settle any claim for less than $10,000 from Purchaser's own funds without in any manner affecting its rights to indemnification therefor under this Article VIII.

          Notwithstanding anything to the contrary contained herein, the Indemnified Party, without in any manner affecting the indemnity to be provided under this Article VIII, shall have the right to assume the defense of any claim and shall have the right to settle any claim on a reasonable basis without the consent or involvement of the Indemnifying Party, if the Indemnified Party reasonably believes that such assumption or settlement is necessary to discharge its responsibilities as servicer of the Mortgage Loans or to preserve its authority and approvals to service the Mortgage Loans or to maintain the manner in which it conducts its business, if the failure to assume the defense of or settle the claim could materially and adversely impact upon its relationship with an Investor or Insurer, or if the Indemnifying Party does not, in the Indemnified Party's reasonable judgment, diligently defend and/or cure any Indemnified Event.

          Section 8.5    Repurchase.

          If Seller is obligated to indemnify Purchaser with respect to an Indemnified Event under Section 8.2 relating to a Mortgage Loan, and as a result Purchaser is required by Applicable Requirements to repurchase such Mortgage Loans out of the related Pool (or Purchaser would be required or permitted to repurchase such Mortgage Loan if it was still in a Pool), then in addition to the obligations of Seller to indemnify Purchaser for any Losses arising out of, resulting from or relating to the Indemnified Event under Section 8.2, Purchaser may require Seller to repurchase the Mortgage Loan and the related Servicing Rights from the Investor and Purchaser, as the case may be. The purchase price under this Section 8.5 for any Mortgage Loan and the related Servicing Rights repurchased hereunder shall equal the Repurchase Price, and shall be paid within fifteen (15) days following receipt from Purchaser of written demand therefor. In addition, Seller shall reimburse Purchaser for all Advances related to the applicable Mortgage Loan repurchased hereunder Immediately upon completion of the purchase or repurchase of a Mortgage Loan or Servicing Rights by Seller, Purchaser shall assign to Seller all of its rights, title and interest in and to such Mortgage Loan and the related Servicing Rights and Advances, and shall forward to Seller all Mortgage Escrow Accounts, Custodian Files, Servicing Files, servicing records and other documents relating to such repurchased Mortgage Loan or Servicing Rights.

                           ARTICLE IX
                           TERMINATION

          Section 9.1    Termination.

          This Agreement may be terminated at any time prior to the Sale Date as follows:

               (a)  by mutual consent of Seller and Purchaser;

               (b) by either Seller or Purchaser, if the other party hereto shall breach in any material respect any of its representations, warranties or obligations contained in this Agreement;

               (c) by Purchaser, if the conditions to its obligations set forth in Article VI have not been satisfied or waived on or before the Sale Date; and

               (d)    by   Seller,  if  the  conditions  to   its
obligations set forth in Article VII have not been satisfied or waived on or before the Sale Date.

          9.2  Effect of Termination.

          If this Agreement is terminated pursuant to Section 9.1, all rights and obligations of Seller and Purchaser hereunder shall terminate and no Party shall have any liability to the other Party, except as provided in the last sentence of this paragraph, which shall survive the termination of this Agreement, and except nothing herein will relieve any Party from liability for any breach of any representation, warranty, agreement or covenant contained herein prior to such termination. Upon termination of this Agreement pursuant to Section 9.1, any portion of the Purchase Price or other amounts delivered by Purchaser to Seller shall be promptly returned to Purchaser together with interest at the Fed Funds Rate.

                            ARTICLE X
                    MISCELLANEOUS PROVISIONS

          Section 10.1   Notices.

          All notices, consents, requests, and other communications under this Agreement shall be in writing and shall be effective: (a) upon delivery by hand; (b) one day after being deposited with a recognized overnight delivery service; (c) three days after being deposited in the United States mail, first-class, postage prepaid, registered or certified, return receipt requested; or (d) if sent by facsimile, upon receipt of a clear transmission report--in each case addressed to such party as follows (or to such other address as hereafter may be designated in writing by such Party to the other Party):

     If to Purchaser, addressed to Purchaser at:

          Lehman Capital, A Division of
          Lehman Brothers Holdings Inc.
          3 World Financial Center
          12th Floor
          New York, NY  10285-1200
          Attn: Manager-Contract Finance
          Telecopier No.: 212-528-6659

     If to Seller, addressed to Seller at:

          Harbourton Mortgage Co., L.P.
          2530 South Parker Road
          Suite 500
          Denver, CO 80014
          Attn: Mr. Jack W. Schakett, Chief Executive Officer
          Telecopier No.: 303-745-3688

          and

                    Harbourton Mortgage Co., L. P.
                    601 Fifth Avenue
                    Scottsbluff, NE 69361
                    Attention: Servicing Manager
          Telecopier No.: 308-630-6700

          Section  10.2   Assignment; Successors and Assigns;  No
Third Party Rights.

          This Agreement shall be binding upon and inure to the benefit of the Parties and their respective successors and assigns. This Agreement shall be for the sole benefit of the Parties and their respective successors, assigns and legal representatives and is not intended, nor shall be construed, to give any Person, other than the Parties and their respective successors, assigns and legal representatives, any legal or equitable right, remedy or claim hereunder.

          Section 10.3   Entire Agreement.

          This Agreement and the other Operative Documents, including the Schedules and Exhibits attached hereto and thereto, constitutes the entire agreement among the Parties with respect to the matters covered hereby and supersedes all previous written, oral or implied understandings among them with respect to such matters.

          Section 10.4   Amendment, Modification and Waivers.

          This Agreement may only be amended or modified in writing signed by the party against whom enforcement of such amendment or modification is sought. Any of the terms or conditions of this Agreement may be waived at any time by the party or parties entitled to the benefit thereof, but only by a writing signed by the party or parties waiving such terms or conditions.

          Section 10.5   Severability.

          The invalidity of any portion hereof shall not affect the validity, force or effect of the remaining portions hereof. If it is ever held that any restriction hereunder is too broad to permit enforcement of such restriction to its fullest extent, such restriction shall be enforced to the maximum extent permitted by law.

          Section 10.6   Omitted.

          Section 10.7   Governing Law; Jurisdiction; Service  of
Process.

          THE  PARTIES  HEREBY IRREVOCABLY DECLARE AND  AGREE  AS
FOLLOWS: This Agreement shall be governed by and construed in accordance with the laws of the State of New York, regardless of the conflict of laws principles thereof. Any legal action, suit, or other proceeding arising out of or in any way connected with, this Agreement may be brought in the courts of the State of New York, or in the United States courts for the District of New York. With respect to any such proceeding in any such court: (a) Each Party generally and unconditionally submits itself and its property to the nonexclusive jurisdiction of such court. (b) Each Party waives, to the fullest extent permitted by law, any objection it has or hereafter may have to the venue of such proceeding, as well as any claim it has or may have that such proceeding is in an inconvenient forum. (c) Process may be served on a Party anywhere in the world, by the same methods as are required for notice under this Agreement.

          Section 10.8   No Waiver.

          Unless expressly provided to the contrary, the failure of any Party to insist upon strict performance of any covenant or obligation in this Agreement shall not be a waiver of such Party's right to demand strict compliance in the future or to pursue or enforce whatever remedies may be available to such Party for any breach or default of or in such covenant or obligation (subject to applicable statutes of limitation). No consent or waiver, express or implied, to or of any breach or default in the performance of any covenant or obligation in this Agreement shall constitute a consent or waiver to or of any other breach or default in the performance of the same or any other covenant or obligation hereunder.

          Section 10.9   Payments by Wire Transfer.

          All payments required to be made by wire transfer hereunder shall be made to the Parties as follows, or to such other location or account as may be designated in writing by the Party entitled to payment:

     If payment is to be made to Seller:

                    First Bank National Association
                    Minneapolis, MN
                    ABA Routing No. 0910-0002-2
                    For Credit to A/C:  1902-7206-3180
                              Harbourton Mortgage Co., L.P.
                                          Collateral Account

     If payment is to be made to Purchaser:

               For Custodial Funds

                    [____________________]
                    [____________________]
                    [____________________]
                    [____________________]


               For All Other Transactions
                    Citibank NYC
                    ABA # 021000089
                    Lehman Brothers Holdings Inc.
                    A/C # 40615501
                    REF:  Harbourton Servicing Purchase

          Section 10.10  Reproduction of Documents.

          This Agreement, each of the other Operative Documents, and each other document or instrument executed and delivered in connection with the transactions contemplated hereby and thereby, may be reproduced by any photographic, photostatic, facsimile, electronic or other similar process. Any such reproduction shall be admissible in evidence as the original itself in any judicial, administrative or arbitral proceeding, whether or not the original is in existence and whether or not such reproduction was made by a Party in the regular course of business.

          Section 10.11  No Strict Construction.

          The Parties acknowledge that this Agreement and the other Operative Documents have been prepared jointly, and shall not be strictly construed against either Party.

          Section 10.12  Counterparts.

          This Agreement may be executed in counterparts, each of which, when so executed and delivered, shall be deemed to be an original and all of which, taken together, shall constitute one and the same agreement.



              [SIGNATURES APPEAR ON FOLLOWING PAGE]
          IN WITNESS WHEREOF, the Parties hereby duly execute and deliver this Agreement:



                              HARBOURTON MORTGAGE CO., L.P.,
                              a Delaware limited partnership

                              By: Harbourton Funding
                              Corporation,
                                   a Delaware corporation,
                                     its general partner



                              By:_______________________
                                   Name:
                                   Title:


                              LEHMAN CAPITAL, A DIVISION OF
                              LEHMAN BROTHERS HOLDINGS INC.,
                              a Delaware corporation,


                              By:_______________________
                                   Name:
                                   Title:


                                               Schedule 3.1(l)(1)

                     MORTGAGE LOAN SCHEDULE


                                               Schedule 3.1(l)(2)

                          POOL SCHEDULE















                       MORTGAGE SERVICING
                   PURCHASE AND SALE AGREEMENT


                             between


                 HARBOURTON MORTGAGE CO., L.P.,
                             Seller


                               and



                  LEHMAN CAPITAL, A DIVISION OF
                 LEHMAN BROTHERS HOLDINGS INC.,


                            Purchaser


                    Dated as of July 31, 1997


          $903 Million Agency Mortgage Servicing Rights
     $240Million FNMA Government Obligation Servicing Rights










                        TABLE OF CONTENTS

                            ARTICLE I
                 DEFINITIONS AND INTERPRETATIONS

Section 1.1                                      Definitions     1
Section 1.2                                  Interpretations     8

                           ARTICLE II
             PURCHASE AND SALE OF SERVICING RIGHTS;
              PURCHASE PRICE; ADDITIONAL COVENANTS

Section 2.1            Purchase and Sale of Servicing Rights     8
Section 2.2                                   Purchase Price     9
Section 2.3                        Payment of Purchase Price     10
Section 2.4                        Reimbursement of Advances     10
Section 2.5                                Interim Servicing     11
Section 2.6                                     Subservicing     11
Section 2.7Mortgage Escrow Accounts; Optional Insurance Payments 12
Section 2.8                                          Closing     12

                           ARTICLE III
            REPRESENTATIONS AND WARRANTIES OF SELLER

Section 3.1          Seller's Representations and Warranties     13
Section 3.2  Mortgage Banking Representations and Warranties     16

                           ARTICLE IV
           REPRESENTATIONS AND WARRANTIES OF PURCHASER

Section 4.1       Purchaser's Representations and Warranties     20

                            ARTICLE V
                    COVENANTS AND AGREEMENTS

Section 5.1                           Licenses and Approvals     21
Section 5.2  Delivery of Custodian Files and Servicing Files     22
Section 5.3                               Pool Certification     22
Section 5.4                                Investor Consents     23
Section 5.5                             Notice to Mortgagors     23
Section 5.6                      Sale and Transfer Documents     23
Section 5.7                               Costs and Expenses     24
Section 5.8Access to Mortgage Documents, Files, Records, Etc.    24
Section 5.9                 Best Efforts; Further Assurances     24
Section 5.10                       Hart-Scott-Rodino Filings.    25

                           ARTICLE VI
        CONDITIONS PRECEDENT TO OBLIGATIONS OF PURCHASER

Section 6.1                      Conditions to the Sale Date     25

                           ARTICLE VII
          CONDITIONS PRECEDENT TO OBLIGATIONS OF SELLER

Section 7.1                      Conditions to the Sale Date     27

                          ARTICLE VIII
           SURVIVAL OF REPRESENTATIONS AND WARRANTIES;
                   INDEMNIFICATION; REPURCHASE

Section 8.1       Survival of Representations and Warranties     28
Section 8.2                        Indemnification by Seller     28
Section 8.3                     Indemnification by Purchaser     29
Section 8.4                       Indemnification Procedures     30
Section 8.5                                       Repurchase     31

                           ARTICLE IX
                           TERMINATION

Section 9.1                                      Termination     31
Section 9.2                            Effect of Termination     31

                            ARTICLE X
                    MISCELLANEOUS PROVISIONS

Section 10.1                                         Notices     32
Section 10.2Assignment; Successors and Assigns; No Third Party Rights
33
Section 10.3                                Entire Agreement     33
Section 10.4             Amendment, Modification and Waivers     33
Section 10.5                                    Severability     33
Section 10.6                                         Omitted     33
Section 10.7 Governing Law; Jurisdiction; Service of Process     33
Section 10.8                                       No Waiver     34
Section 10.9                       Payments by Wire Transfer     34
Section 10.10                      Reproduction of Documents     35
Section 10.11                         No Strict Construction     35
Section 10.12                                   Counterparts     35

                            Exhibits

Exhibit A Interim Servicing Agreement
Exhibit B Private Investor Subservicing Agreement
Exhibit C GNMA Subservicing Agreement
Exhibit D Guaranty
Exhibit E Transfer Instructions
Exhibit F Opinion of Seller's Counsel
Exhibit G Opinion of Purchaser's Counsel


                            Schedules

Schedule 2.2(b)     Purchase Price Schedule
Schedule 3.1(g)     Seller's 1996 Audited Financial Statements
Schedule 3.1(j)     Litigation
Schedule 3.1(l)(1)  Mortgage Loan Schedule
               GO Portfolio Mortgage Loans
               B Portfolio Mortgage Loans
Schedule 3.1(l)(2)  Pool Schedule
               Subserviced GNMA Pool Schedule
Schedule 3.1(l)(3)  Servicing Agreement Schedule
Schedule 3.2(k)     Condemnation; Forfeiture
Schedule 3.2(l)     Servicing/Insurance and Certification
Exceptions
Schedule 3.2(m)     Exception Loans
Schedule 3.2(n)     Investor Repurchase and Indemnification